Form 10QSB
period 2002-09-30
COMPUPRINT INC
filed 2002-11-14
CIK 1084828

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     |X|     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  quarter  ended  September  30,  2002

          or

     |  |     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
          OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
                                ----------------

             (Exact name of registrant as specified in its charter)

          North  Carolina                            56-1940918
          ---------------                            ----------
     (State  or  other  jurisdiction  of        (I.R.S.  or  Employer
     incorporation  or  organization)            Identification  No.)


      2457  Industrial  Park  Road
      Lincolnton,  North  Carolina                         28092
    ---------------------------------                      -----
      (Principal executive offices)                      (Zip  Code)

                                 (704) 732-4554
                                 --------------
              (Registrant's telephone number, including area code)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the  past  90  days.   Yes  |  |   No  |X|

     As of September 30, 2002, there were 892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.

               SEPTEMBER 30, 2002 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                                Page
                                                                               Number
Special  Note  Regarding  Forward-Looking  Statements                              2


                      PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements                                                 3
Item  2.     Management's  Discussion  and  Analysis  of Financial
               Condition and Results  of  Operations                               8
Item  3.     Controls  and  procedures                                            10

                       PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings                                                   10
Item  2.     Changes  in  Securities  and  Use  of  Proceeds                      10
Item  3.     Defaults  in  Senior  Securities                                     10
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders            10
Item  5.     Other  Information                                                                      10
Item  6.     Exhibits  and  Reports  on  Form  8-K                                           10


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's
Discussion and Analysis of Financial Condition and Results of Operations." In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

       Consolidated Balance Sheet as of September 30, 2002 and
        December 31, 2001                                                4

       Consolidated Statements of Operations for the three months ended September 30, 2002 and September 30, 2001 and for the
        nine months ended September 30, 2002 and September 30, 2001      5

       Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and September 30, 2001 and for the
        nine months ended September 30, 2002 and September 30, 2001      6

       Notes to Consolidated Financial Statements                        7

                                COMPUPRINT, INC.

                                 Balance Sheets




                                     Assets
                                     ------
                                                        December 31,  September 30,2002
                                                            2001        (unaudited)
                                                        -----------    -----------
Current  assets:

  Cash                                                  $     4,440   $     4,055
  Accounts receivable                                        29,179        31,061
  Other receivables                                               -            40
  Inventory                                                  94,644        42,692
  Discount on notes payable                                       -       158,524
                                                        ------------  ------------

  Total current assets                                      128,263       236,372

  Property & equipment - net of accumulated
   depreciation of $192,821 and $202,890                     13,237         3,168
                                                        ------------  ------------

  Total assets                                          $   141,500   $   239,540
                                                        ============  ============


                 Liabilities and Shareholders' Equity (Deficit)
             ------------------------------------------------------

Current liabilities:

  Accounts payable and accrued expenses                 $    80,503   $    93,408
  Notes payable                                                   -       520,614
                                                        ------------  ------------

  Total current liabilities                                  80,503       614,022

  Long-term debt, net of current portion                    308,664             -
                                                        ------------  ------------

  Total liabilities                                         389,167       614,022
                                                        ------------  ------------



Shareholders' equity (deficit):

  Preferred stock, par value $0.0001 -
   1,000,000 shares authorized, 0
    shares issued and outstanding                                 -             -
  Common stock, par value $0.0001 -
    9,000,000 shares authorized; 865,777
    and 892,277 shares issued and outstanding                    87            89
  Additional paid-in capital                              1,137,070     1,480,975
  Deficit                                                (1,384,824)   (1,855,546)
                                                        ------------  ------------

  Total shareholders' equity (deficit)                     (247,667)     (374,482)
                                                        ------------  ------------

  Total liabilities and shareholders' equity (deficit)  $   141,500   $   239,540
                                                        ============  ============


                 See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.

                            Statements of Operations


                                           (unaudited)             (unaudited)
                                       Three-Months Ended       Nine-Months Ended
                                         September  30,           September  30,
                                        2002         2001       2002         2001
                                        ----         ----       ----         ----

Revenues                              $  76,995   $  98,789   $ 205,138   $ 231,312

Cost of Goods Sold                       70,263      88,539     141,257     183,757
                                      ----------  ----------  ----------  ----------

Gross Profit                              6,732      10,250      63,881      47,555


Operating Expenses:

  Selling, General & Administrative      66,509     157,815     319,757     403,318
  Depreciation & Amortization               724      11,703      10,069      34,507
  Interest Expense                       94,495       7,446     204,777      15,692
                                      ----------  ----------  ----------  ----------

Total operating expenses                161,728     176,964     534,603     453,517
                                      ----------  ----------  ----------  ----------


NET (LOSS)                            $(154,996)  $(166,714)  $(470,722)  $(405,962)
                                      ==========  ==========  ==========  ==========


Net (Loss) Per Share:
  Basic                               $   (0.17)  $   (0.20)  $   (0.53)  $   (0.54)
                                      ==========  ==========  ==========  ==========

Weighted average shares of
  common stock used in
  calculation of net (loss)
  per share                             892,277     853,234     892,277     753,286
                                      ==========  ==========  ==========  ==========

                 See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.

                            Statements of Cash Flows



                                                           (unaudited)                     (unaudited)
                                                        Three-Months Ended              Nine-Months Ended
                                                          September  30,                   September  30,
                                                      2002             2001             2002             2001
                                                      ----             ----             ----             ----
Cash  Flows  From  Operating  Activities:
    Net  (loss)                                  $  (154,996)     $  (166,714)     $  (470,722)     $  (405,962)

  Adjustments to reconcile net loss to
   cash used by operating activities:

  Depreciation & Amortization                            724           11,703           10,069           34,507
  Amortization of discount on notes payable           79,532                -          158,883
  Stock issued for services                                 -                -              26,500               -

 (Increase) decrease in accounts receivable            1,635             (927)          (1,882)          26,426
  Decrease in inventories                             21,021           64,762              51,952           84,430
  (Increase) decrease in other assets                      -                -                  (40)               -
  Increase  in accounts payable                       29,899           14,566           12,905           33,145
                                                 ------------     ------------     ------------     ------------
Cash (used by) operating activities                  (22,185)         (76,610)        (212,335)        (227,454)
                                                 ------------     ------------     ------------     ------------
Cash Flows From Financing Activities:

  Proceeds from issuance of notes payable             15,983           55,335          211,950          104,435
  Proceeds from common stock sales                         -               2,000                -          147,000
  Redemption of common stock                               -                -                  -           (2,700)
                                                 ------------     ------------     ------------     ------------
Net cash provided by financing activities                15,983           57,335          211,950          248,735
                                                 ------------     ------------     ------------     ------------
Net Increase (Decrease) in cash                       (6,202)         (19,275)            (385)          21,281

Cash, beginning of period                             10,257           20,287              4,440          (20,269)

Cash, end of period                              $     4,055      $     1,012      $     4,055      $     1,102
                                                 ===========      ============     ============     ============
Interest Paid                                    $       159      $       500      $     1,085      $       644
                                                 ===========      ============     ============     ============
Non-Cash items:
  Stock issued for services                      $         -      $         -       $   26,500      $         -
                                                 ===========      ============     ============     ============
  Warrants issued for interest expense           $             -      $         -       $  317,408      $         -
                                                 ===========      ============     ============     ============

                 See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002



NOTE  1:  :  BASIS  OF  PRESENTATION

In the opinion of management, the accompanying unaudited interim condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States and contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows for the interim periods presented. These financial statements should be read in conjuction with the financial statements and related notes included in the Company's Registration Statement on Form SB-2 for the fiscal year ended December 31, 2001 and the six months ended June 30, 2002. The results of operations for the interim periods are not necessarily indicative of results to be expected for the full year. The condensed balance sheet as of December 31, 2001 was derived from the audited financial statements at that date.

Certain prior period amounts have been reclassified to conform to the current presentation.

NOTE  2:  INVENTORY

                (Unaudited)
               September  30,   December  31,
                    2002           2001

Raw materials      $26,101       $57,811
Finished goods      16,591      36,833
                   -------     -------
Total inventories  $42,692     $94,644
                   =======     =======


NOTE  3:  FIXED  ASSETS



                             (Unaudited)
                           September  30, December  31,
                                 2002         2001
                                 ----         ----
Equipment                      $157,863    $157,863
Improvements                     46,769      46,769
Other                             1,426       1,426
                               --------    --------

Total Fixed Assets              206,058     206,058

Less: Accumulated depreciation  202,890     192,821
                               --------    --------

Fixed Assets, net              $  3,168     $13,237
                               ========    ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     CompuPrint, Inc. was incorporated under the laws of North Carolina on September 15, 1995. CompuPrint was originally a remanufacturer and distributor of laser and ink jet printer cartridges, but is now engaged primarily in sales and distribution of cartridges. The Company also engages in the recycling of printer cartridges.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

     Total revenues for the nine months ended September 30, 2002, were $205,138, compared with total revenues for the nine months ended September 30, 2001, which were $231,312. This decrease in revenues was due largely to the loss of business from Lanier Worldwide. Lanier Worldwide was a major customer of our replacement printer cartridges until it was acquired by Ricoh. When Ricoh acquired Lanier Worldwide it then used its own replacement printer cartridges and discontinued purchasing from CompuPrint. This loss of business began in December 2000 and accelerated through 2001.

     The total selling, general and administrative expenses for the nine months ended September 30, 2002, were $319,757, compared with the nine months ended
September 30, 2001, which were $403,318. This reduced level of expenses from 2001 to 2002 was due to our cutting back expenses after the loss of the Lanier Worldwide business.

     The total operating expenses for the nine months ended September 30, 2002, were $534,603, compared with the nine months ended September 30, 2001, which were $453,517. The increase in total operating expenses was due primarily to an increase in interest expense of approximately $189,000 offset by the decrease in selling, general and administrative expenses described above. Net losses for the nine months ended September 30, 2002 were $470,722, compared to a net loss of $405,962 for the nine months ended September 30, 2001. This increase in losses was largely due to the loss of the Lanier Worldwide business, as well as the aforementioned increase in interest expense.

     The depreciation expense for the period ended September 30, 2002 is significantly lower than the depreciation expense for the period ended September 30, 2001 because the majority of fixed assets reached the end of their depreciable lives in 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Total revenues for the three months ended September 30, 2002, were $76,995, compared with total revenues for the three months ended September 30, 2001, which were $98,789. This decrease in revenues was due largely to the loss of business from Lanier Worldwide.

     The total selling, general and administrative expenses for the three months ended September 30, 2002, were $66,509, compared with the three months ended
September 30, 2001, which were $157,815. This reduced level of expenses from 2001 to 2002 was due to our cutting back expenses after the loss of the Lanier Worldwide business.

     The total operating expenses for the three months ended September 30, 2002, were $161,728, compared with the three months ended September 30, 2001, which were $176,964. The slight decrease in total operating expenses was due primarily to an increase in interest expense of approximately $87,000 offset by the decrease in selling, general and administrative expenses described above. Net losses for the three months ended September 30, 2002 were $154,996, compared to a net loss of $166,714 for the three months ended September 30, 2001.

     The depreciation expense for the three month period ended September 30, 2002 is significantly lower than the depreciation expense for the three month period ended September 30, 2001 because the majority of fixed assets reached the end of their depreciable lives in 2001.

Loss  of  Lanier  Business;  Expansion  of  Empty  Cartridge  Collection Program

     With the loss of the Lanier account, our cost of goods sold increased to approximately 74% in 2001 and approximately 69% in the nine months ended September 30, 2002. This difference reflected both the loss of the Lanier business and the large inventory of our standard products that were built in place of Lanier products. Much of this inventory was built up in anticipation of business from Nigeria that was not obtained.

     The management of the Company has made many adjustments in 2002 to improve operations. Although we continue to aggressively pursue sales of new laser and ink jet cartridges, the focus has been on expanding our empty cartridge collection program. This is the most profitable and promising segment, enjoying margins of 60-70%. This empty cartridge collection program is just beginning to be established in many areas. As the implementation continues we expect our revenues and profits to increase.

     We have made significant reductions in our cost structure to more closely align our costs with the revenues and corresponding gross profit. The empty collection program has a low cost demand in terms of personnel, fixed assets, and supplies.

Liquidity  and  Capital  Resources

     Management projects that CompuPrint will require an additional $30,000 in funding for working capital over a 90 day period beginning August 1, 2002 to sustain its operations. Thereafter management believes that CompuPrint's revenues will sustain its operations. Additionally, as of September 30, 2002 CompuPrint has notes payable of $520,614 and accrued interest of approximately $28,000. These notes come due on March 31, 2003.

     CompuPrint's five directors have committed to loan to (or seek funding for) CompuPrint of up to $180,000 for operating expenses over the next twelve months, if necessary. The loans are not to exceed $15,000 per month and will be similar to the promissory notes previously executed between the directors and the Company, including one year term and a 10% interest rate, and may include warrants exercisable into one share of common stock for each dollar lent, with a $.01 strike price and a five year term.

     CompuPrint has borrowed an additional $20,000 from two lenders since July 2002. This includes a $10,000 loan from director Henry Scherich at 20% interest, due in one lump sum payment on March 31, 2003, with a warrant exercisable into 10,000 shares of common stock until March 31, 2007, with a strike price of $.01; and a $10,000 loan from Nutrex, Inc. at 12% interest, due in one lump sum payment on July 31, 2003, which includes a change in control provision entitling Nutrex to a total payment of $20,000 in the event of a change in control of CompuPrint. There have been no other warrants issued.

ITEM  3.     CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.



                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

     Not  applicable.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In connection with a $10,000 loan from director Henry Scherich, the Company issued a warrant exercisable into up to 10,000 shares of common stock until March 31, 2007, with an exercise price of $.01 per share. The warrant was issued in a private placement exempt from registration pursuant to the provisions of section  4(2)  of  the  Securities  Act  of  1933,  as  amended.


ITEM  3.     DEFAULTS  IN  SENIOR  SECURITIES

     None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.     OTHER  INFORMATION

     None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits:
          99.1 Certificate  of  Chief  Executive  Officer

          99.2 Certificate  of  Chief  Financial  officer

     (b)  Reports  on  Form  8-K:

     No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     COMPUPRINT,  INC.


Dated:  November  14,  2002     By:     /s/David  R.  Allison
                                        ---------------------
                                        David  R.  Allison
                                        President  and  Chairman
                                        (Principal  Financial  Officer)

                                 CERTIFICATIONS

     I,  David  R.  Allison,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Compuprint, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  14,  2002               /s/  David  R.  Allison
                                              -----------------------
                                              Principal  Executive  Officer

                                 CERTIFICATIONS

     I,   David  R.  Allison,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Compuprint, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

     Date:  November  14,  2002                /s/  David  R.  Allison
                                               -----------------------
                                               Principal  Financial  Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Compuprint, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
R. Allison, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Qxley Act of 2002, that;

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ David  R.  Allison
    -----------------------
Chief  Executive  Officer
November  14,  2002

                                                                     EXHBIT 99.2


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Compuprint, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David
R. Allison, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Qxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.



/s/  David  R.  Allison
     -------------------------
Chief  Financial  Officer
November  14,  2002