Form 10KSB
period 2002-12-31
COMPUPRINT INC
filed 2003-05-13
CIK 1084828

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For Fiscal Year Ended: December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________

     Commission file number 333-90272
                            --------------------------------------------


                                COMPUPRINT, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

          North Carolina                                   56-1940918
          --------------                                   ----------
  (State or other jurisdiction                           (IRS Employer
of incorporation or organization)                      Identification No.)


          2457 Industrial Park Road, Lincolntown, North Carolina 28092
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number (704) 732-4554
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Act: None
                                                      --------------------------

Securities registered under Section 12(g) of the Act: None
                                                      --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [x]

State issuer's revenues for its most recent fiscal year:  $255,059

As of March 30, 2003, there were 892,277 shares of the registrant's common stock, par value $0.0001, issued and outstanding. Of these, 244,636 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is $12,232 based on an assumed market value per share of $0.05 based on the most recent sale price per share of the registrant's common stock on March 30, 2003.

Transitional Small Business Disclosure Format (check one):
Yes: [  ];  No [X]



                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption                                                                              Page
-----------------------                                                                              ----
         Special Note Regarding Forward-Looking Statements..............................................4

PART I

     1.  Description of Business........................................................................4

     2.  Description of Property........................................................................10

     3.  Legal Proceedings..............................................................................10

     4.  Submission of Matters to a Vote of Security Holders............................................10

PART II

     5.  Market for Common Equity and Related Stockholder Matters.......................................10

     6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................................................11

     7.  Financial Statements...........................................................................14

     8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure...........................................................................14

PART III

     9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..............................................14

     10. Executive Compensation.........................................................................15

     11. Security Ownership of Certain Beneficial Owners and Management.................................16

     12. Certain Relationships and Related Transactions.................................................17

     13. Exhibits and Reports on Form 8 K...............................................................20

     14. Controls and Procedures........................................................................22

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Prospectus. For this purpose, any statements contained in this Prospectus which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

                                     PART I


Item 1.  Description of Business

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before you purchase any of our common stock. The Description of our Business follows these risk factors.

If any of these risks or uncertainties actually occur, our business, financial condition or results of operations could be materially adversely affected. In this event you could lose all or part of your investment.

                          RISKS CONCERNING OUR BUSINESS

LACK OF PROFIT FROM OPERATIONS.

CompuPrint is not currently profitable. It has not been profitable since 1997. The current revenues have yet to reach the levels necessary to meet all operating expenses. In 2001, CompuPrint completed its phase out of the Lanier Worldwide business. Lanier had been a major customer. Additional losses occurred in 2001 due to an aborted purchase order from a Nigerian company that was to purchase significant quantities of our products. CompuPrint may incur additional losses while it implements its current sales growth plan. CompuPrint may never become profitable.

WE ARE DEPENDENT UPON DAVID R. ALLISON, ANY REDUCTION IN HIS ROLE IN COMPUPRINT WOULD HAVE A MATERIAL ADVERSE EFFECT.

The success of CompuPrint is dependent on the vision, knowledge, business relationships and abilities of CompuPrint's president, CFO and Chairman of the Board of Directors, David R. Allison. Any reduction of Mr. Allison's role in the business would have a material adverse effect on CompuPrint. CompuPrint does not have an employment contract with Mr. Allison, nor a key man life insurance policy.

WE HAVE A LARGE DEBT THAT WE MAY NOT BE ABLE TO SERVICE AND THEREFORE IT MAY BE DIFFICULT FOR US TO CONTINUE OUR OPERATIONS, WHICH MAY RESULT IN A COMPLETE LOSS OF YOUR INVESTMENT.

As of December 31, 2002, CompuPrint has promissory notes payable of $582,614 of which $262,000 is due during 2003 and $320,614 is due during 2004. Certain notes totaling $180,000 contain a provision requiring an extra payment of the face amount of the note minus interest due, in the event that CompuPrint undergoes a change of control. Therefore, our total potential liability is $712,614. We may be unable to service this debt and therefore it may be difficult for us to continue our operations. Certain promissory notes were issued to officers and directors, or entities in which they are beneficiaries, these promissory notes total approximately $368,000.

WE HAVE BEEN DEPENDENT UPON PRIVATE PLACEMENTS AND AFFILIATE/INTERESTED PARTY TRANSACTIONS FOR WORKING CAPITAL AND WE MAY HAVE DIFFICULTY IN OBTAINING ADDITIONAL FUNDING, IF REQUIRED, AND THEREFORE IT MAY BE DIFFICULT FOR US TO CONTINUE OUR OPERATIONS.

We have been dependent upon proceeds from private offerings of our stock and from debt offerings to our officers and directors. If additional funds are needed, we may have difficulty obtaining them, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales. Therefore it may be difficult for us to continue our operations, which may result in a complete loss of your investment.

We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

UNLESS A PUBLIC MARKET CONTINUES FOR OUR COMMON STOCK, YOU MAY NOT BE ABLE TO SELL YOUR SHARES, THEREFORE YOUR INVESTMENT WOULD BE A COMPLETE LOSS.

There has been no significant public market for our common stock. An active trading market may never develop or, if developed, it may not be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you may be unable to sell your shares, and therefore your investment would be a complete loss.

THERE ARE A LARGE NUMBER OF SHARES THAT MAY BE ISSUED UPON THE EXERCISE OF OUTSTANDING WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE, AND THE SALE OF THESE SHARES WILL DILUTE YOUR OWNERSHIP AND MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

As of March 30, 2003, we had 892,277 shares of common stock issued and outstanding and warrants to purchase 340,614 shares of common stock at a price of one cent ($0.01) per share. The sale of these shares issued upon the exercise of outstanding warrants would dilute your ownership in the Company by approximately one third and could adversely affect the market price of our common stock.

OUR STOCK IS SUBJECT TO THE PENNY STOCK RULES.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The rules require that a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the liquidity of penny stocks. If our securities become subject to the penny stock rules, investors in the offering may find it more difficult to sell their securities.

OUR DIRECTORS AND EXECUTIVE OFFICERS BENEFICIALLY OWN APPROXIMATELY 43% OF OUR STOCK AND WARRANTS THAT MAY BE EXERCISED INTO AN ADDITIONAL 260,023 SHARES OF OUR STOCK; THEIR INTERESTS COULD CONFLICT WITH YOURS; SIGNIFICANT SALES OF STOCK HELD BY THEM COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE; SHAREHOLDERS MAY BE UNABLE TO EXERCISE CONTROL.

As of March 31, 2003, our executive officers and directors were the beneficial owners of approximately 43% of our common stock and warrants that may be exercised into an additional 260,023 shares of our common stock. If our executive officers and directors were to exercise their warrants to purchase the additional 260,023 shares of our common stock they would then beneficially own approximately 57% of our common stock. As a result, our executive officers and directors will have significant ability to:

     -- elect or defeat the election of our directors;
     -- amend or prevent amendment of our articles of incorporation or bylaws; -- effect or prevent a merger, sale of assets or other corporate transaction; and
     -- control the outcome of any other matter submitted to the shareholders for vote.

As a result of their ownership and positions, our directors and executive officers, collectively, are able to significantly influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

                                  OUR BUSINESS

The Company

Prior to 2002, CompuPrint was a remanufacturer and distributor of laser and ink jet printer cartridges. Additionally, the Company repairs and markets laser printers, and collects empty laser and ink jet cartridges for reuse. The company's headquarters and distribution facilities are located in Lincolnton, North Carolina, approximately 35 miles from Charlotte, North Carolina.

The Products and Services

CompuPrint has segmented its market into 4 separate product and service categories. First are laser printer cartridges. These are further segmented into EOM cartridges (Exceeding Original Manufacturer), representing the Company's highest quality line of laser products. In order to meet the competitive demands of the traditional remanufactured market, the Company has developed a corresponding line of compatible laser cartridges. CompuPrint believes that these compatible cartridges are priced approximately 20-25% below the highest quality EOM cartridges.

The second product category is ink jet cartridges. The Company is a distributor of its own CompuPrint brand of ink jet cartridges.

The third profit category are empty laser and ink jet cartridges. Empty printer cartridges have a value due to the necessity of recapturing these cartridges for the remanufacturing process. There exists a ready market for virtually any number of empty cartridges collected and available for resale.

Finally, the servicing of laser printers is a revenue and profit segment.

The Market

The worldwide printer, print cartridge, repair and consumable market is in excess of $35 billion. research group). CompuPrint believes that 350 to 400 million printer cartridges are sold each year.

The largest industry users of these products and services are hospitals/medical, banking/mortgage processing, legal and accounting.

Competition

The major equipment manufacturers produce and sell OEM (original equipment manufacturer) cartridges for their printers and provide maintenance and service. Major companies in this category include Hewlett Packard, Canon and Lexmark (formerly IBM), as well as other major office product companies. Their competitors are made up of a large number of mostly small to medium-sized independent remanufacturers and refillers of laser and ink jet cartridges, many of which also engage in various maintenance and service activities. These cartridge suppliers are in two general groups: (1) remanufacturers of the laser print cartridges which include CompuPrint and (2) cartridge refillers, lower quality providers and sales companies such as broker operations. The lower quality offerings from the second category provide both an obstacle and an opportunity for the Company. CompuPrint believes that there exists a reluctance by those that have experienced poor performance from the products of this second category, to consider utilizing remanufactured cartridges. With the general downturn in the economic climate today, many companies are demanding cost reductions. CompuPrint believes that with its high end products, its customers can receive cost savings without sacrificing performance.

CompuPrint does not have reliable data on its competitors' market share position or on our relative position by product segment. Again, management believes that the worldwide sales of printer cartridges are approximately 350 to 400 million units annually, and therefore, CompuPrint's sales of 3,500 to 4,000 units annually are an insignificant percentage of the entire market.

Competitive Advantages

CompuPrint believes that it enjoys competitive advantages in comparison to OEM products in 3 areas, quality, yield and price. CompuPrint believes that against other remanufacturers these advantages are even greater in the areas of quality and yield. The Company's EOM ("Exceeds Original Manufacturer") cartridges utilize high quality aftermarket components. CompuPrint believes that the quality of print form the EOM cartridges are high in terms of the density of the black print and clarity of images. Cartridge yield is the number of printed pages per cartridge.

Another important competitive advantage is the cartridge recycling program. By collecting empty laser cartridges at a low cost, the Company is able to acquire costly raw material components at less than the alternative of purchasing empty cartridges on the open market.

The sources of after-market supplies for remanufacturing print cartridges include hundreds of suppliers, and CompuPrint believes that these sources are readily available. CompuPrint's primary raw material suppliers for major components are: Static Control, Stanford, NC; Future Graphics, Chatsworth, CA; Graphic Technologies, Camarillo, CA; Oasis, Nashua, NH; AQC, Pompano, FL; and Sino, Muscle Shoals, AL.

Business Strategy
The following are some of the programs that CompuPrint has implemented:

1. South Carolina Lions Clubs - The Executive Director of the S.C. Lions clubs has initiated a fund raising program in conjunction with CompuPrint, utilizing empty laser and ink jet cartridges, called "RECYCLE FOR SIGHT". The S.C. Lions will receive a contribution from CompuPrint for every empty cartridge collected. In addition, they will receive a percentage of sales of all new cartridges purchased by members and affiliated organizations.

2. North Carolina Lions Club - The N.C. Lions have a similar program in place as South Carolina Lions. Their goals are to grow the collection of empty cartridges to at least 200,000 annually. CompuPrint is working with both Lion organizations to support the achievement of their respective goals, including development of program specific literature, unique collection boxes, personal sales and support and participation.

3. Mecklenburg County Schools (North Carolina) - The Charlotte Chamber of Commerce is supporting an aggressive fund raising initiative with a goal of raising enough money to put computers in all Mecklenburg County schools. CompuPrint has partnered with the Chamber with a cartridge recycling program similar to the program described for the Lions. The Chamber has stated their goal is to be able to raise a minimum of $1 million annually with this program. It is now being pilot tested with about a dozen major Charlotte businesses including Duke Energy, Belks, and Bank of America.

4. Wake Educational Partnership- The Partnership is an independent subsidiary unit of the Wake County School System (North Carolina). Their mission is to introduce and implement new and unique educational programs to designated county schools. They must also fund those programs and the funding comes primarily through donations from area businesses. CompuPrint's cartridge recycling program fit well with their fund raising requirements. The Partnership in closely allied with all 10 Wake County, North Carolina independent Chambers of Commerce as well as all county schools, administrators, teachers and PTO's. The Program was initiated the beginning of January 2002.

5. NCARF- The North Carolina Association of Rehabilitation Facilities (NCARF) is the association for the states independent training facilities for people with disabilities. They have 65 members throughout North Carolina. The CompuPrint sales team will be working to support its recycling collection program as well as the sale of new cartridge products to those members and their support organizations. The Executive Director of NCARF strongly supports this Program.

Our products are distributed by several methods. Transit methods include common carrier and UPS. Shipments are to either our distributors' warehouse facilities or direct shipped to end users with our invoice going to the appropriate distributor. Other intermediaries for our products are independent sales representatives. Distribution under this arrangement is direct shipment to and invoicing to the end user, with a commission payment to the independent sales representative.

EMPLOYEES

As of March 30, 2003, we had 6 employees, included in management and administration, hourly production and full time sales representatives. There are no collective bargaining agreements in effect. We believe the relations with our employees are good.

INTELLECTUAL PROPERTY

We have no trademark, copyright or patent protection at this time.

REGULATION

Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally.

Item 2.  Description of Property

We currently lease an 8,000 square foot building in Lincolnton, North Carolina, which contains our operations. We sublease this building from Ted Polk, and Tom Fox, our operations manager and sales manager respectively. Our monthly lease is $1,500. We are guarantors on the master lease Mr. Polk and Mr. Fox have with the property owner FVF Development Company, Inc., thereby guaranteeing the lease payments and the purchase of the property for $140,000 on or before August 31, 2003, should Mr. Polk and Mr. Fox fail to do either. We believe that our property is adequate and suitable for its intended purposes.

A lease purchase agreement was entered into between Ted Polk and Tom Fox and FVF Development Company, Inc. on March 20, 2002. The company pays the $1,500.00 per month lease payment to FVF Development under this new agreement. If Mr. Polk and Mr. Fox exercise their purchase option on or before August 31, 2003, the Company will continue to operate in the same facility with a separate lease agreement with the new owners.

Although most of CompuPrint's assets are at the end of their depreciable lives, management believes that the assets are not at the end of their useful lives, thus replacement is not yet required or under consideration. Also, the leasehold improvements have been fully amortized since the lease expired in early 2002.


Item 3.  Legal Proceedings


We are not a party to, nor are we aware of any existing, pending or threatened lawsuits or other legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

         Our Common Stock is quoted on the Over-the-Counter Bulletin Board operated by the National Association of Securities Dealers. Our shares are listed under the symbol "CPPT."

         The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of the our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                           Common Stock

Year Ended December 31, 2002                             High         Low

Fourth Quarter (first available October 31, 2002)         .50         .25




     On April 16, 2003,  the closing bid price for our common stock was $0.05.

There are approximately fifty-six (56) record holders of common equity.

There are warrants outstanding to purchase 340,614 shares of CompuPrint common stock.

We have outstanding 892,277 shares of our common stock. Of these shares, 892,277 shares, will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 504,659 shares of our common stock, or fifty-seven percent (57%), of our outstanding shares. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

We can offer no assurance that an active public market in our shares will develop. Future sales of substantial amounts of our shares in the public market could adversely affect market prices prevailing from time to time and could impair our ability to raise capital through the sale of our equity securities.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has sole discretion to pay cash dividends based on our financial condition, results of operations, capital requirements, contractual obligations and other relevant factors.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

CompuPrint, Inc. was incorporated under the laws of North Carolina on September 15, 1995. CompuPrint is a distributor of laser and ink jet printer cartridges. The Company also engages in the recycling of printer cartridges.

RESULTS OF OPERATIONS


Over the past fiscal year we have experienced a decrease in revenues, an increase in operating costs and an increase in losses.

Our revenues for the fiscal year ended December 31, 2002 (the "2002 Period") were $255,059, compared to $289,147, for the year ended December 31, 2001 (the "2001 Period"). This decrease in revenues was due largely to the loss of business from Lanier Worldwide. Lanier Worldwide was a major customer of our replacement printer cartridges until it was acquired by Richoh. When Richoh acquired Lanier Worldwide, it began to use its own replacement printer cartridges and discontinued purchasing from CompuPrint. This loss of business began in December 2000, and increased in the 2001 Period and the 2002 Period.


Selling, general and administrative expenses for the 2002 Period were $473,604, compared to $581,112, for the 2001 Period. This reduction was due to cutting back expenses after the loss of the Lanier Worldwide business.


Depreciation and amortization expense decreased from $45,456, during the 2001 Period to $9,897, during the 2002 Period, due to most of our property and equipment having reached the end of their useful lives for accounting purposes, although they are still used in our operations.


Interest expense increased to $329,056, during the 2002 Period from $15,525, during the 2001 Period. This significant increase was due to increased levels of borrowings from our directors and others, although much of this interest expense was accrued and not paid.


Our total operating expenses for the fiscal year ended December 31, 2002 were $812,557, compared to $642,093 for the fiscal year ended December 31, 2001. This increase was due to the significant increase in interest expense being offset by the lesser reduction in selling, general and administrative expenses.


Net loss for the fiscal year ended December 31, 2002 was $765,144, compared to a net loss of $571,953 for the year ended December 31, 2001, due to the factors described above.

CompuPrint enjoyed large gross margins on the cartridges built for Lanier. Gross margins have decreased since the loss of the Lanier business. We also increased our inventory of our standard products that were built in place of Lanier products. Much of this inventory was built up in anticipation of business from Nigeria that was not obtained.

It took CompuPrint over one year to adequately cut back on expenses after the loss of the Lanier business. Many events during that period buoyed our expectations for immediate replacement of the business loss. The Lanier business was phased out over a period of approximately one year. In September 2000, Lanier stopped purchasing our Hewlett Packard compatible cartridges and began purchasing cartridges directly from Hewlett Packard. In December 2000, Lanier was acquired by Ricoh and the initial expression from high level Lanier management was that they would continue to purchase new Lanier specific product line from the Company. This position was reinforced until May 2001, at which time all sales to Lanier ceased. Additionally, in 2001 we had a purchase order agreement with a Nigerian company for exporting large quantities of our products. We built the inventory for the 1st order (approx. $60,000) over a 3 month period, with a $20,000 down payment, but the balance was not received and the relationship was terminated. Further, management had identified other new and sizable opportunities that appeared imminent that would require the current skilled workforce, but these perceived opportunities did not result in new business. The largest component of our costs was labor and salaries. The level of these expenses was gradually reduced through attrition.

The management of the Company has made many adjustments in 2002 to improve operations. Although we continue to aggressively pursue sales of new laser and ink jet cartridges, the focus has been on expanding our empty cartridge collection program. This is the most profitable and promising segment, enjoying margins of 60-70%. This empty cartridge collection program is just beginning to be established in many areas. As the implementation of this program continues, we expect our revenues and profits to increase.

We have made significant reductions in our cost structure to more closely align our costs with the revenues and corresponding gross profit. The empty collection program has a low cost demand in terms of personnel, fixed assets, and supplies.

LIQUIDITY AND CAPITAL RESOURCES

Management projects that CompuPrint will require an additional $30,000 in funding for working capital over a 90 day period beginning March 31, 2003 to sustain its operations

As of December 31, 2002 our cash on hand was $54,172. As of December 31, 2002, our total current assets were $77,724, our total current liabilities were $408,803, and we had negative working capital of $331,079.

Additionally, as of December 31, 2002, CompuPrint had notes payable of $582,614. A substantial portion of these notes come due on July 31, 2003.

CompuPrint's five directors have committed to loan to (or seek funding for) up to $180,000 for operating expenses over the next twelve months, if necessary. The loans are not to exceed $15,000 per month and will be similar to the promissory notes previously executed between the directors and the Company, with one year terms, 10 to12 % interest rate, and may include warrants exercisable into one share of common stock for each dollar lent, with a $.01 strike price and a five year term.

Item 7.  Financial Statements

         The financial statements included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

EXECUTIVE OFFICERS AND DIRECTORS

The following are CompuPrint's directors and executive officers. The terms of all directors expire at the next annual meeting of shareholders and upon election of their successors. The terms of all officers expire at the next annual meeting of the board of directors and upon the election of the successors of such officers.

Name                            Age    Position

David R. Allison                55     President, CFO and Chairman of the Board
Jennifer C. Shults              32     Secretary
Henry H. Scherich, Ph.D.        64     Director
Joseph Isaac "Ike" Lewis        62     Director
Peter L. Coker, Sr.             60     Director
Andrew S. Holt, III             72     Director

DAVID R. ALLISON, President, CFO and Chairman of the Board of Directors since August, 2000. From September, 1999 to July 2000 he was vice president of sales for CompuPrint. From 1993 to August 1999 he was vice president of Custom Craft Packaging, Inc. From 1985 to 1993 he was the founder and president of Com-Tech Packaging, Inc. Mr. Allison graduated from the University of Denver with a B.S degree in Business Administration in 1971.

JENNIFER C. SHULTS, Secretary. Ms. Shults has been the secretary, and manager of quality, training and R&D, since 1999. From 1997 to 1999 Ms. Shults was a press operator at Steel Rubber Products, Inc. From 1994 to 1997 Ms. Shults was an inspection supervisor at Natural Knit Fabrics, Inc.

ANDREW S. HOLT, III, Director. Mr. Holt has been a director since 1996. 1n 1999 Mr. Holt retired from a career in the insurance brokerage business. From 1994 to 1999 he was a broker with World Marketing Alliance, Inc. Mr. Holt graduated from the University of North Carolina at Chapel Hill with a B.S. in Business Administration in 1954.

HENRY H. SCHERICH, PH.D., Director. Dr. Scherich has been a director since 2000. Since 1981 Dr. Scherich has been the President and CEO of Measurement Incorporated. Measurement Incorporated is an employee-owned corporation which contracts with state and local departments of education, other educational agencies, and private businesses to develop and score educational tests. Dr. Scherich is a member of the following boards: Downtown Durham, Inc. Board of Directors, 1994-present; Duke University Eye Center Board of Advisors, 1999-present; Durham Chamber of Commerce; Board of Directors, 1999-present; The Carolina Theatre of Durham Board of Trustees, 1996-present; and Hayti Heritage Center Board of Directors. Dr. Scherich earned his BA from Ottawa University, his MA from University of Illinois, Champaign - Urbana, Illinois, and his Ph.D. from Southern Illinois University, Carbondale, Illinois.

PETER L. COKER, SR., Director. Mr. Coker has been a director since 2000. Mr. Coker has been a Partner and Senior Managing Director of Capital Investment Partners, LLC, an investment banking firm in Raleigh, NC since 1996. He is currently Managing Director of Tryon Capital, LLC. Mr. Coker founded American Asset Management Company, Inc. (New York) in 1978. As President, he built the investment advisory firm to $500 million under management which included equity and debt management as well as hedging currency risks for foreign clients. Mr. Coker is a partner and one third owner of BIP Partnership, an investment
partnership.    From   1968   to   1977,    Mr.   Coker   was   Assistant   Vice
President/Investment Officer of Bethlehem Steel Corporation with investment responsibilities for their self-managed one billion dollar pension fund. From 1977 to 1978, Mr. Coker was a Senior Investment Officer at McGlinn Investment Services, Reading, Pennsylvania.

Mr. Coker currently sits on the boards of directors of RemoteLight, Inc., e-trials, Inc., and The North Carolina State University Investment Fund, and Equitel, Inc. (formerly Wolfpack Corporation). He is also a member of the New York Society of Security Analysts. He graduated from North Carolina State University in 1966 with a B.A. degree in Economics, and in 1968 with a M.A. degree in Economics.

JOSEPH ISAAC "IKE" LEWIS, Director. Mr. Lewis has been a director since 1996. Mr. Lewis has been the secretary and treasurer of IKEX, Inc. since 1993. IKEX is in the business of agricultural seeds and fertilizers. Mr. Lewis is the president and a director of UBA Enterprises, Inc. an investment company. Mr. Lewis is a partner and one third owner of BIP Partnership, an investment partnership. From 1961 to 1993, Mr. Lewis was president and CEO of Southern Seeds, Inc., which is in the business of agricultural seeds and fertilizers. Mr. Lewis is the chairman of the board of directors of Community Resources Exchange and also serves on the board and MayCraft, Inc. Mr. Lewis earned a B.S. Degree in Forest Management from North Carolina State University in 1963.


Item 10.  Executive Compensation

         Executive Compensation

         The following table shows compensation earned during the fiscal years ended December 31, 2002, 2001 and 2000 by our executive officers.

                           Summary Compensation Table


                                                                                 Long Term Compensation
                                          Annual Compensation                 Awards                 Payouts
                                                                         Restricted   Securities               All Other
                                                         Other Annual       Stock     Underlying     LTIP       Compen-
           Name &                     Salary    Bonus    Compensation      Awards      Options/     Payouts     sation
     Principal Position        Year     ($)      ($)          ($)            ($)       SARs (#)       ($)         ($)
     ------------------        ----     ---      ---          ---            ---       --------       ---         ---
David R. Allison               2002     -0-      -0-          -0-            -0-          -0-         -0-         -0-
President, Treasurer and
Secretary                      2001     -0-      -0-          -0-            -0-          -0-         -0-         -0-
                               2000     -0-      -0-          -0-            -0-          -0-         -0-         -0-




Item 11. Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 31, 2003 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:

                                                                           AMOUNT OF COMMON       PERCENT OF CLASS
NAME AND ADDRESS OF                          EXECUTIVE OFFICE HELD        STOCK BENEFICIALLY          OF COMMON
BENEFICIAL OWNER (1)                               (IF ANY)                    OWNED (2)              STOCK (3)
--------------------                               --------                    ---------              ---------
David R. Allison                       President, CEO and Director               98,268 (4)              11%

Peter L. Coker, Sr.                    Director                                 477,726 (5)              44%

Joseph Isaac "Ike" Lewis               Director                                  47,193 (6)               5%

Henry H. Scherich                      Director                                  31,705 (7)               3.5%

Andrew S. Holt, III                    Director                                   3,062 (8)     less than 1%

Eugene V. Grace                        Shareholder                               95,972                  10%
911 Broad Street
Durham, NC 27705

Judith C. Vinyard                      Shareholder                               50,000                   6%
611 Patio Drive
Columbia, SC 29212

All Executive Officers and Directors
as a Group (4 persons)                                                          657,954 (9)              57%


(1) Unless otherwise indicated, the address of each principal shareholder is c/o CompuPrint, Inc., 2457 Industrial Park Road, Lincolnton, North Carolina 28092.

(2) Beneficial Ownership is determined in accordance with Rule 13d-3 of the 1934 Exchange Act and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2003, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. To the best knowledge of CompuPrint, each of the beneficial owners listed herein has direct ownership of and sole voting power and investment power with respect to the shares of our common stock, except as set forth herein.

(3) Percentages are based on a total of 892,277 shares of common stock outstanding on March 31, 2003, and the shares issuable upon exercise of warrants within 60 days of March 31, 2003, as described below.

(4) Includes 15,398 shares subject to warrants exercisable within 60 days. Also, includes 8,500 shares subject to warrants exercisable within 60 days held by the Elizabeth H. Allison 1995 Education Trust of which Mr. Allison and members of Mr. Allison's family are beneficiaries.

(5) Includes 230,478 shares subject to warrants exercisable within 60 days. Includes 87,848 shares held by the Three Oaks Trust of which David Seaford is the trustee and beneficial owner; however, pursuant to the Voting Trust Agreement, dated September 30, 2000, all voting rights are held by Peter L. Coker, Sr. Further, Mr. Seaford and Mr. Coker have entered into an agreement whereby Mr. Coker has the right to purchase these 87,848 shares. This Voting Trust Agreement will terminate either upon mutual agreement of the parties or when Mr. Coker purchases from Mr. Seaford all of the shares that are subject to the Voting Trust Agreement. Neither of these events has occurred.

(6) Includes 5,651 shares subject to warrants exercisable within 60 days. Includes 10,000 shares held by IKEX Profit Sharing. Mr. Lewis is the secretary and treasurer of IKEX, Inc., which controls IKEX Profit Sharing. Mr. Lewis' son, Exum Lewis is the majority shareholder of IKEX, Inc. Also includes 20,000 shares held by UBA Enterprises, Inc., and includes 11,542 shares subject to warrants held by UBA Enterprises, Inc. exercisable within 60 days. Mr. Lewis is the president, director and a minority shareholder of UBA Enterprises, Inc.

(7)  Includes 25,705 shares subject to warrants exercisable within 60 days.

(8)  Includes 3,062 shares subject to warrants exercisable within 60 days.

(9)  Includes 260,023 shares subject to warrants exercisable within 60 days.


Item 12.  Certain Relationships and Related Transactions

There is a Voting Trust Agreement dated September 30, 2000, among David T. Seaford, CompuPrint and Peter L. Coker, whereby Peter L. Coker is the trustee of David T. Seaford's 87,848 shares of common stock of CompuPrint, and as such Peter L. Coker has the voting rights to those shares.

In January 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison 10,000 shares of Mr. Seaford's CompuPrint common stock in exchange for $900 and 2,040 shares of Wolfpack Corporation (now Equitel, Inc.) common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 10,000 shares of the CompuPrint common stock was $.60 per share. The total purchase price was $6,000. The market price of the Wolfpack stock in January, 2001 was $.66 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

Pursuant to the Stock Purchase and General Release Agreement, between David T. Seaford, Peter L. Coker, David R. Allison and CompuPrint, signed October 1, 2000, CompuPrint purchased 27,000 shares of its common stock at $.30 per share from David T. Seaford as follows: on January 19, 2001, 9,000 shares; on July 2, 2001, 9,000 shares; and on August 15, 2001, 9,000 shares.

In April 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison 15,000 shares of Mr. Seaford's CompuPrint common stock in exchange for $1,687.50 and 3,825 shares of Wolfpack Corporation common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 15,000 shares of the CompuPrint common stock was $.75 per share. The total purchase price was $11,250. The market price of the Wolfpack stock in April was $.63 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

In July 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison, CompuPrint's president, CEO and Chairman of the Board of Directors, 20,000 shares of CompuPrint's common stock in exchange for $2,700 and 6,120 shares of Wolfpack Corporation common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 20,000 shares of CompuPrint's common stock was $.90 per share. The total purchase price was $18,000. The market price of the Wolfpack stock in July 2001 was $.55 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

In October 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison 25,000 shares of CompuPrint's common stock in exchange for $3,937.50 and 8,925 shares of Wolfpack Corporation common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 25,000 shares of the CompuPrint common stock was $1.05 per share. Total purchase price $26,250. The market price of the Wolfpack stock in October, 2001 was $1.90 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

In January 2002, CompuPrint issued 25,000 shares of its common stock to KGL Investments, Ltd., the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, counsel to the Company. The shares were issued in exchange for $25,000 worth of legal services rendered. The shares were valued at $1.00 per share.

In March, 2002, for loans received CompuPrint issued a promissory note dated March 11, 2002 (and amendments thereto), in the amount of $50,000 at 12%, to BIP Partners. The principal and interest are due in one payment on March 11, 2003. This note also requires that in the event of a change in control of CompuPrint that additional compensation will be due in the amount of the note minus interest due. BIP Partners are Peter L. Coker, Sr., Joseph Isaac "Ike" Lewis and Bobby Stanley. The due date on this note has been extended to July 31, 2003.

In March, 2002, for loans received CompuPrint issued a promissory note dated March 11, 2002 (and amendments thereto), in the amount of $20,000 at 12%, to Peter L. Coker, Sr. The principal and interest are due in one payment on March 11, 2003. The due date on this note has been extended to July 31, 2003.

In March 2002, for loans received CompuPrint issued a replacement promissory note to David R. Allison. The promissory note is dated March 31, 2002 for $15,398 at 10%, which includes a warrant to purchase 15,398 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.

In March, 2002, for loans received, CompuPrint issued a promissory note to the Elizabeth H. Allison 1995 Education Trust. David R. Allison is among the beneficiaries to the Elizabeth H. Allison 1995 Education Trust. The promissory note is dated March 31, 2002, for $8,500 at 10%, which includes a warrant to purchase 8,500 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.


In March 2002, for loans received, CompuPrint issued a replacement consolidated promissory note to Peter L. Coker, Sr. The promissory note is dated March 31, 2002, for $210,165 at 10%, which includes a warrant to purchase 210,165 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. This promissory note replaces and consolidates 14 promissory notes issued to Mr. Coker from March 2000 to November 2001. The due date on this note has been extended to March 31, 2004.

In March 2002, for loans received, CompuPrint issued a promissory note to director Peter L. Coker, Sr. The promissory note is dated March 31, 2002 for $20,313 at 12% interest, which includes a warrant to purchase 20,313 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.


In March 2002, for loans received, CompuPrint issued a replacement promissory note to director Henry H. Scherich. The promissory note is dated March 31, 2002 for $5,705 at 10%, which includes a warrant to purchase 5,705 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.


In March 2002, for loans received, CompuPrint issued a promissory note to director Andrew S. Holt, III. The promissory note is dated March 31, 2002 for $3,062 at 10%, which includes a warrant to purchase 3,062 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.


In March 2002, for loans received, CompuPrint issued a replacement promissory note to director Joseph Isaac "Ike" Lewis. The promissory note is dated March 31, 2002 for $5,651 at 10%, which includes a warrant to purchase 5,651 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. The due date on this note has been extended to March 31, 2004.

In March 2002, for loans received, CompuPrint issued a replacement promissory note to UBA Enterprises, Inc. The promissory note is dated March 31, 2002 for $11,542 at 10%, which includes a warrant to purchase 11,542 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on March 31, 2003. The warrant is dated March 31, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note. CompuPrint's director Joseph Isaac "Ike" Lewis is also the president, a director and a minority shareholder of UBA Enterprises, Inc. Further, Mr. Lewis is the secretary and treasurer of IKEX, Inc., which controls IKEX Profit Sharing. Mr. Lewis' son, Exum Lewis is the majority shareholder of IKEX, Inc. IKEX Profit Sharing holds 10,000 shares of CompuPrint's stock. The due date on this note has been extended to March 31, 2004.

In July, 2002, for loans received CompuPrint issued a promissory note dated July 12, 2002 (and amendments thereto), in the amount of $10,000 at 12%, to Nutrex, Inc. The principal and interest are due in one payment on July 31, 2003. This note also requires that in the event of a change in control of CompuPrint that additional compensation will be due in the amount of the note minus interest due. Nutrex is controlled by William Fox who is the father of Tom Fox, CompuPrint's manager and landlord.

In September 2002, for loans received, CompuPrint issued a promissory note to director Henry H. Scherich. The promissory note is dated September 19, 2002 for $10,000 at 20% interest, which includes a warrant to purchase 10,000 shares of CompuPrint's common stock at $.01 per share. The principal and interest are due in one payment on September 19, 2003. The warrant is dated September 19, 2002 and expires March 31, 2007. CompuPrint is not registering the issuance or resale of the warrant shares accompanying the promissory note.

In November 2002, for $3,000 received, CompuPrint issued a promissory note for $3,500 due May 8, 2003 to Henry H. Scherich.

In December 2002, for loans received, CompuPrint issued a promissory note to director Peter L. Coker, Sr. The promissory note is dated January 2, 2003 for $50,000 at 12% interest. The principal and interest are due in one payment on January 2, 2004.

The directors of CompuPrint have agreed verbally that they will personally provide, or obtain from other sources, further funding to CompuPrint in the amount of up to $180,000 during the next 12 months, not to exceed $15,000 per month, if necessary for operations of CompuPrint.

We believe that the terms of the above transactions are commercially reasonable and no less favorable to us than we could have obtained from an unaffiliated third party on an arm's length basis. To the extent we may enter into any agreements with related parties in the future, the board of directors has determined that such agreements must be on similar terms.


Item 13.  Exhibits, and Reports on Form 8 K

         (a) The following documents are filed as part of this report.

1. Financial Statements Page

         Report of Rogoff & Company, P.C., Independent Certified Public Accountants     F 1

         Balance Sheet as of December 31, 2002                                          F 2

         Statements of Operations for the years ended
         December 31, 2002, and 2001                                                    F 3

         Statements of Cash Flows for the years ended
         December 31, 2002 and 2001                                                     F 4

         Statement of Stockholders' Deficit for the years
         ended December 31, 2002 and 2001                                               F 5

         Notes to Financial Statements                                                  F 6



2.       Financial Statement Schedules

         All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.       Exhibits

         (a) The following exhibits are included as part of this report:

    EXHIBIT
    NUMBER               DESCRIPTION
    ------               -----------

      3.1          --    Articles of Incorporation*
      3.2          --    Articles of Amendment of Articles of Incorporation*
      3.3          --    By-Laws*
      9.1          --    Voting Trust Agreement with David T. Seaford*


----------

* Incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-90272, on June 11, 2002.

** Incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-90272, on July 24, 2002.


   (b) Reports on Form 8 K.

         None. Item 14. Controls and Procedures.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                                            COMPUPRINT, INC.


Dated: April 29, 2003                       By: /s/ David R. Allison
                                                ---------------------
                                                David R. Allison
                                                President, Chief Executive
                                                Officer, Chief Financial
                                                Officer, Treasurer and
                                                Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of April, 2003.

                                        By: /s/ David R. Allison
                                            -------------------------------
                                        David R. Allison
                                        President, Chief Executive Officer,
                                        Chief Financial Officer, Treasurer
                                        And Chairman of the Board


                                        /s/ Peter L. Coker
                                        -------------------------------
                                        Peter L.Coker, Sr., Director

                                        /s/ Joseph Isaac Lewis
                                        -------------------------------
                                        Joseph Isaac Lewis, Director

                                        /s/ Henry H. Scherich
                                        -------------------------------
                                        Henry H. Scherich, Director

                                        /s/ Andrew S. Holt
                                        -------------------------------
                                        Andrew S. Holt, III, Director

                                 CERTIFICATIONS
I, David R. Allison, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Compuprint, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  April 29, 2003                  /s/ David R. Allison
                                                ----------------------------
                                                Principal Executive Officer

                                 CERTIFICATIONS
I, David R. Allison, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Compuprint, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  April 29, 2003          /s/ David R. Allison
                                        ---------------------------
                                        Principal Financial Officer

                                                                    EXHIBIT 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Compuprint, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Allison, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that;

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


/s/ David R. Allison
------------------------
Chief Executive Officer

April 29, 2003

                                                                    EXHIBIT 99.2


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Compuprint, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David R. Allison, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respect, the financial condition and result of operations of the Company.


         A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



/s/ David R. Allison
------------------------
Chief Financial Officer

April 29, 2003

                          Independent Auditors' Report


The Stockholders and Board of Directors
of CompuPrint, Inc.


We have audited the accompanying balance sheet of CompuPrint, Inc., as of December 31, 2002 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the two years ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuPrint, Inc. as of December 31, 2002 and the results of its operations and its cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses of $765,144 and $571,953 for the years ended December 31, 2002 and 2001, respectively, has an accumulated deficit of $2,186,662 and negative working capital of $331,079 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this matter.


/s/ Rogoff and Company, P.C.

New York, New York
February 12, 2003, except for Note 6, as to which the date is March 31, 2003

                                CompuPrint, Inc.
                                  Balance Sheet
                                December 31, 2002


                                     Assets

Current assets:
   Cash                                                                       $    54,172
   Accounts receivable, net of allowance for doubtful accounts of $1,900            7,510
   Inventories                                                                     16,042
                                                                              -----------

     Total current assets                                                          77,724

Property and equipment, net                                                         3,339
                                                                              -----------

                                                                              $    81,063
                                                                              ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses                                      $   173,911
   Accrued interest payable                                                        57,381
   Current portion of notes payable                                               177,511
                                                                              -----------
Total current liabilities                                                         408,803

Notes payable, net of current portion                                             320,614
                                                                              -----------

                                                                                  729,417
                                                                              -----------
Commitment

Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
     none outstanding                                                                  --
   Common stock; $.0001 par value, 9,000,000 shares authorized, 892,277
shares issued and outstanding                                                          89
   Additional paid-in capital                                                   1,538,219
   Accumulated deficit                                                         (2,186,662)
                                                                              -----------

     Total stockholders' deficit                                                 (648,354)
                                                                              -----------
                                                                              $    81,063
                                                                              ===========




See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                            Statements of Operations
                            Years Ended December 31,


                                                         2002            2001
                                                      ---------       ---------


Revenues                                              $ 255,059       $ 289,147
Cost of sales                                           207,646         219,007
                                                      ---------       ---------

     Gross profit                                        47,413          70,140
                                                      ---------       ---------

Operating expenses:
   Selling, general and administrative                  473,604         581,112
   Depreciation and amortization                          9,897          45,456
   Interest expense                                     329,056          15,525
                                                      ---------       ---------

     Total operating expenses                           812,557         642,093
                                                      ---------       ---------

Net loss                                              $(765,144)      $(571,953)
                                                      =========       =========

Basic net loss per share                              $   (0.86)      $   (0.73)
                                                      =========       =========

Basic weighted average common shares outstanding        892,132         783,050
                                                      =========       =========





See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                  Statement of Changes in Stockholders' Deficit
                     Years Ended December 31, 2002 and 2001



                                                       Common Stock             Additional                        Total
                                                ---------------------------      Paid In        Accumulated    Stockholders'
                                                   Shares          Amount        Capital          Deficit         Deficit
                                                -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2000                          691,777     $        70     $   944,187     $  (849,565)    $    94,692

Sale of common stock                                201,000              20         200,980              --         201,000

Capital contribution                                     --              --          36,694              --          36,694

Redemption of common stock                          (27,000)             (3)         (8,097)             --          (8,100)

Net loss                                                 --              --              --        (571,953)       (571,953)
                                                -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2001                          865,777              87       1,173,764      (1,421,518)       (247,667)

Issuance of common stock for services                26,500               2          26,498              --          26,500

Issuance of Warrants for additional interest             --              --         337,957              --         337,957

Net loss                                                 --              --              --        (765,144)       (765,144)
                                                -----------     -----------     -----------     -----------     -----------
Balance, December 31, 2002                          892,277     $        89     $ 1,538,219     $(2,186,662)    $  (648,354)
                                                ===========     ===========     ===========     ===========     ===========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                            Statements of Cash Flows
                            Years Ended December 31,


                                                                 2002            2001
                                                               ---------       ---------
Cash flows from operating activities:
   Net loss                                                    $(765,144)      $(571,953)
     Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                               9,897          45,456
       Amortization of discount                                  253,468              --
       Common stock issued for services                           26,500              --
       Provision for doubtful accounts                             1,900              --
       Stock based compensation                                       --          36,694
     Changes in operating assets and liabilities:
       Accounts receivable                                        19,769          11,214
       Inventories                                                78,602          74,186
       Other assets                                                   --          32,750
       Accounts payable and accrued expenses                      93,409              --
       Accrued interest payable                                   74,481          57,449
                                                               ---------       ---------

Net cash used in operating activities                           (207,118)       (314,204)
                                                               ---------       ---------
Cash flows from investing activities:
   Purchase of equipment                                              --            (687)
                                                               ---------       ---------

Cash flows from financing activities:
   Proceeds from notes payable                                   256,850         146,700
   Proceeds from sale of common stock                                 --         201,000
   Purchase of common stock                                           --          (8,100)
                                                               ---------       ---------

Net cash provided by financing activities                        256,850         339,600
                                                               ---------       ---------

Net increase in cash                                              49,732          24,709

Cash, beginning of year                                            4,440         (20,269)
                                                               ---------       ---------

Cash, end of year                                              $  54,172       $   4,440
                                                               =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                      $      --       $     926
                                                               =========       =========

Supplemental disclosure of non-cash financing activities:
   Warrants issued for additional interest                     $ 337,957       $      --
                                                               =========       =========
   Accrued interest payable reclassed to notes payable         $  37,164       $      --
                                                               =========       =========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 1 - DESCRIPTION OF BUSINESS

         CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. Prior to 2002 the Company was a remanufacturer and distributor of laser and ink jet printer cartridges. In February of 2002, the Company ceased remanufacturing and currently operates as a distributor and recycler of laser and ink jet printer cartridges throughout the United States of America.

NOTE 2 - LIQUIDITY

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $765,144 and $571,953 for the years ended December 31, 2002 and 2001, respectively, has an accumulated deficit of $2,186,662 and negative working capital of $331,079 at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses.

         However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES

         Allowance for doubtful accounts

         The Company estimates uncollectibility of accounts receivable by analyzing historical bad debts, customer concentrations, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts.


         Inventories

         Inventories are stated at the lower of cost (first-in, first-out basis) or market. At December 31, 2002 all inventories are finished goods.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 3 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES - continued

         Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Routine maintenance and repairs and minor replacement costs are charged to expense as incurred, while expenditures that extend the life of these assets are capitalized. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The Company uses the same depreciation method for both financial reporting and tax purposes. Upon the sale or retirement of property and equipment, the cost and related accumulated depreciation and amortization will be removed from the accounts and resulting profit or loss will be reflected in the statement of income. The estimated lives used to determine depreciation and amortization are: computer equipment three to five years, transportation equipment five years and leasehold improvements are the shorter of the life of the lease or ten years.


         Income Taxes

         The Company uses the liability method of accounting for income taxes as required by Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when it is determined that it is more likely than not that the deferred tax assets will not be realized.

         Warranty Reserves

         The Company includes a warranty on its products against defects in materials and workmanship unit the cartridge toner is depleted. A provision for estimated warranty costs, if material, is recorded at the time of sale. Based upon historical experience the Company has not incurred material costs relating to its warranties and has therefore not recorded a warranty provision at December 31, 2002.

         Revenue Recognition

         Revenue is earned as product is shipped, the price has been fixed or determined, and collectability is reasonably assured. Repair revenue is earned upon shipment back to the customer.

         Shipping and Handling Costs

         Shipping and handling costs are included in cost of sales in accordance with guidance established by the Emerging Issues Task Force, issue No. 00-10, "Accounting for Shipping and Handling Costs."

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 3 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES - continued

         Stock Based Compensation

         Effective January 1, 2003 the Company adopted SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company's stock-based compensation related to employees and non-employee directors was recognized using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and thus there is no compensation expense for common stock issued with an exercise prices equal to the fair value of the Company's common stock on the date of the issuance. However, with respect to common stock issued to nonemployees, the Company records expense equal to the fair value of the common stock on the measurement date, which generally is the date the service is completed. Expenses relating to such common stock are estimated based upon the fair value as of the end of each reporting period prior to the measurement date. Expense related to these issuances is recognized ratably over the vesting or service period.

         Advertising

         Advertising costs are expensed as incurred. For the years ended December 31, 2002 and 2001 the Company incurred approximately $3,700 and $2,134, respectively, of advertising expense which is included in selling, general and administrative expenses in the accompanying statements of operations.

         Loss Per Share

         The Company presents basic loss per share and, if appropriate, diluted earnings per share in accordance with the provisions of SFAS No. 128 "Earnings per Share" ("SFAS 128").

         Under SFAS 128 basic loss per share is computed by dividing the net loss for the year by the weighted average number of common shares outstanding during the year. Diluted net earnings per share is computed by dividing the net earnings for the year by the weighted average number of common share equivalents during the year. Common stock equivalents arise for the granting of Warrants. Diluted net earnings is not shown for the years ended December 31, 2002 and 2001 as the effect is antidilutive.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, accounts receivable and accounts payable and accrued expenses approximate fair value at December 31, 2002 because of the relatively short maturity of the instruments. The carrying value of the notes payable approximate fair value as of December 31, 2002 based upon debt terms available for companies under similar terms.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         Impairment of Long-Lived Assets

         In accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. In such circumstances, the Company will estimate the future cash flows expected to result from the use of the asset and its eventual disposition. Future cash flows are the future cash inflows expected to be generated by an asset less the future outflows expected to be necessary to obtain those inflows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company will recognize an impairment loss to adjust to the fair value of the asset. The Company believes that there is no impairment of long-lived assets at December 31, 2002.

         Use of Estimates

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


         New Accounting Pronouncements

         In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. SFAS 141 further clarifies the criteria for recognition of intangible assets separately from goodwill.

         In June 2001 the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). SFAS 142 eliminates the amortization of goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with determinable useful lives will continue to be amortized. The Company adopted this Statement as of January 1, 2002 and management does not believe that this Statement will have a material impact on the financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair market value. Upon initially recognition of an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Management believes the adoption of SFAS 143 will not have a significant effect on the Company's financial statements.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its operating results or financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 requires the recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for the initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

         Management does not believe that recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002:

        Computer equipment                                     $      87,261
        Transportation equipment                                      18,750
        Leasehold improvements                                        69,094
                                                               -------------

                                                                     175,105
        Less: Accumulated depreciation and amortization              171,766
                                                               -------------
                                                               $       3,339
                                                               =============

         During 2002 the Company abandoned $30,952 of property and equipment which was fully depreciated. As of December 31, 2001 substantially all of the Company's property and equipment is fully depreciated and still in service.

NOTE 5 - INCOME TAX

         As of December 31, 2002, the Company has a net operating carryforward of approximately $1,339,000 which may be utilized to offset future taxable income for federal and state income tax purposes. These net operating loss carryforwards begin to expire in 2012. There are no timing differences between financial reporting and tax reporting. Since it is more likely than not that the Company will not realize a benefit from these net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the benefit to its net realizable value.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 6 - NOTES PAYABLE

         On March 31, 2002 the Company refinanced $238,600 of principle and $37,164 of accrued interest due on March 31, 2002 into new notes payable (the "Renegotiated Notes") due March 31, 2003 with interest at 10% per annum. In addition, the Company issued 275,764 warrants to purchase an equal amount of common stock at $.01 per share, exercisable at any time, through March 31, 2007. The fair value of these warrants at the grant date was $273,613 and is being charged to interest expense, in the accompanying statements of operations, over the life of the related notes payable. On March 31, 2003 the Renegotiated Notes were refinanced again including accrued interest through March 31, 2003 into new notes with a due date of March 31, 2004 with interest accruing at 10% per annum.

         On March 31, 2002 the Company borrowed under five notes payable with various individuals for an aggregate of $44,850 due on March 31, 2003 with interest at 10% per annum. In addition, the Company issued 44,850 warrants to purchase an equal amount of common stock at $.01 per share, exercisable at any time, through March 31, 2007. The fair value of these warrants at the grant date was $44,500 and is being charged to interest expense, in the accompanying statements of operations, over the life of the related notes payable. On March 31, 2003 these notes payable were refinanced including accrued interest through March 31, 2003 into new notes with a due date of March 31, 2004 with interest accruing at 10% per annum.

         On August 15, 2002 and September 19, 2002 the Company borrowed under two notes payable with an individual for an aggregate of $20,000, each due in one year with interest at 20% per annum. In addition, the Company issued 20,000 warrants to purchase an equal amount of common stock at $.01 per share, exercisable at any time, through March 31, 2007. The fair value of these warrants at the grant date was $19,844 and is being charged to interest expense, in the accompanying statements of operations, over the life of the related notes payable.

         Between November 2002 and December 2002 the Company borrowed under four notes payable with four individuals for an aggregate of $12,000 due four months from inception with a payment of $14,000. These notes payable were refinanced during February 2003 to extend the due dates an additional four months until May 2003 and June 2003 with a payment of $16,000.

         Between February 2002 and July 2002 the Company borrowed under eight notes payable with various individuals for an aggregate of $130,000 with interest ranging from 10% per annum to 12% per annum. The interest rate increases to 20% per annum if the notes payable become delinquent. These notes payable were delinquent as of August 1, 2002 and accrued additional interest of $15,000.

         On December 31, 2002 the Company borrowed under one note payable for an aggregate of $50,000 due January 2, 2004 with interest at 12% per annum.

         As of December 31, 2002 approximately $368,000 of the above notes payable were due to various directors of the Company.

         As of December 31, 2002 there is $84,489 of unamortized discount relating to the notes payable. This discount will be fully expensed during September 2003 and accordingly is shown as a reduction of the current portion of notes payable in the accompanying balance sheet.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                December 31, 2002


NOTE 7 - EQUITY TRANSACTIONS

         The aggregate principle maturities of the notes payable as of December 31, 2002 were as follows:

                    Year Ended
                       2003                   $     177,511
                       2004                         320,614
                                              -------------

                                              $     498,125
                                              =============

         On January 2, 2002 the Company issued 26,500 shares of its common stock for services rendered; 25,000 shares of common stock for professional services rendered to the Company's legal counsel and 1,500 shares of common stock for developing the Company's web site. The fair value of the services rendered has been valued based upon the value of the Company's common stock when the services were performed. For the year ended December 31, 2002 the Company has charged selling, general and administrative expenses $26,500 relating to these services in the accompanying statements of operations.

         During 2001 the Company completed a private placement of 201,000 shares of common stock at $1 per share to accredited investors. The Company received aggregate proceeds from this private placement of $201,000. This sale was intended to qualify for an exemption from registration pursuant to Regulation D of the Securities and Exchange Commission Act of 1933.

         During 2001 the Company's founder sold common stock to the current president of the Company in exchange for $9,226 in cash and 20,910 shares of an unrelated entity with a fair value of $24,080. For the year ended December 31, 2001 the Company considered this transaction as a capital contribution increased additional paid in capital by $36,694, which is the excess value of the 70,000 shares of the Company's common stock (valued at $1 per share) over the total consideration paid of $33,306, and charged selling, general and administrative expenses in the accompanying statements of operations.

         During 2001 the Company, pursuant to an agreement dated October 1, 2000, repurchased 27,000 shares of its common stock for $8,100. The Company cancelled these shares of common stock and returned them to the status of authorized and unissued.

NOTE 8 - COMMITMENT

         The Company currently subleases the building from these employees for $1,300 per month on a month to month basis.