Form 10QSB
period 2003-03-31
COMPUPRINT INC
filed 2003-05-15
CIK 1084828

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
             (Exact name of registrant as specified in its charter)

                  North Carolina                      56-1940918
                  --------------                      ----------
          (State or other jurisdiction of         (I.R.S. or Employer
          incorporation or organization)          Identification No.)

            2457 Industrial Park Road
            Lincolnton, North Carolina                   28092
         -------------------------------                 -----
           (Principal executive offices)               (Zip Code)

                                 (704) 732-4554
                                ---------------
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes | | No |X|

         As of March 31, 2003, there were 892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.

                 MARCH 31, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                           Number

Special Note Regarding Forward-Looking Statements..............................................................2

                                           PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements............................................................................3
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations...........9
Item 3.        Controls and Procedures........................................................................10

                                             PART II - OTHER INFORMATION

Item 1.        Legal Proceedings..............................................................................10
Item 2.        Changes in Securities and Use of Proceeds......................................................10
Item 3.        Defaults in Senior Securities..................................................................10
Item 4.        Submission of Matters to a Vote of Security Holders............................................10
Item 5.        Other Information..............................................................................10
Item 6.        Exhibits and Reports on Form 8-K...............................................................10

                Special Note Regarding Forward-Looking Statements

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements
         Consolidated Balance Sheet as of March 31, 2003 (Unaudited)..............................................4

         Consolidated Statements of Operations for the three months ended March 31, 2003 and March 31,
             2002 (Unaudited).................................................................................  ..5

         Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and March 31,
             2002 (Unaudited).....................................................................................6

         Notes to Consolidated Financial Statements (Unaudited)...................................................7

                                CompuPrint, Inc.
                                  Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     Assets

Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $1,900            $     8,127
   Inventories                                                                            9,546
                                                                                    -----------
     Total current assets                                                                17,673
Property and equipment, net of accumulated depreciation
   and amortization of $172,404                                                           2,701
                                                                                    -----------
                                                                                    $    20,374
                                        Liabilities and Stockholders' Deficit
Current liabilities:
   Bank overdraft payable                                                           $    14,145
   Accounts payable and accrued expenses                                                135,257
   Accrued interest payable                                                              41,219
   Current portion of notes payable                                                     308,134
                                                                                    -----------
Total current liabilities                                                               498,755
Notes payable, net of current portion                                                   320,614
                                                                                    -----------
                                                                                        819,369
                                                                                    -----------
Commitment
Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
     none outstanding                                                                        --
   Common stock; $.0001 par value, 9,000,000 shares authorized, 892,277
shares issued and outstanding                                                                89
   Additional paid-in capital                                                         1,538,219
   Accumulated deficit                                                               (2,337,303)
                                                                                    -----------
     Total stockholders' deficit                                                       (798,995)
                                                                                    -----------
                                                                                    $    20,374
                                                                                    ===========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                            Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                       2003            2002
                                                    ---------       ---------
Revenues                                            $  41,374       $  53,128
Cost of sales                                          37,073          39,676
                                                    ---------       ---------
     Gross profit                                       4,301          13,452
                                                    ---------       ---------
Operating expenses:
   Selling, general and administrative                 59,566         106,888
   Depreciation and amortization                          638           2,996
   Interest expense                                    94,738          16,758
                                                    ---------       ---------
     Total operating expenses                         154,942         126,642
                                                    ---------       ---------
Net loss                                            $(150,641)      $(113,190)
                                                    =========       =========
Basic net loss per share                            $   (0.17)      $   (0.13)
                                                    =========       =========
Basic weighted average common shares outstanding      892,277         891,688
                                                    =========       =========


See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                            Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                      2003                  2002
                                                                   ---------             ---------
Cash flows from operating activities:
   Net loss                                                        $(150,641)            $(113,190)
     Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                                     638                 2,996
       Amortization of discount                                       76,156                    --
       Common stock issued for services                                   --                25,000
     Changes in operating assets and liabilities:
       Accounts receivable                                              (617)               (6,526)
       Inventories                                                     6,496                20,153
       Deferred offering costs                                            --               (25,000)
       Accounts payable and accrued expenses                         (38,655)               (3,278)
       Accrued interest payable                                       18,306                    --
                                                                   ---------             ---------
Net cash used in operating activities                                (88,317)              (99,845)
                                                                   ---------             ---------
Cash flows from financing activities:
   Bank overdraft                                                     14,145                    --
   Proceeds from notes payable                                        20,000                94,345
   Proceeds from sale of common stock                                     --                 1,500
                                                                   ---------             ---------
Net cash provided by financing activities                             34,145                95,845
                                                                   ---------             ---------
Net decrease in cash                                                 (54,172)               (4,000)
Cash, beginning of period                                             54,172                 4,440
                                                                   ---------             ---------
Cash, end of period                                                $      --             $     440
                                                                   =========             =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                          $      --             $     268
                                                                   =========             =========
Supplemental disclosure of non-cash financing activities:
   Accrued interest payable added to principle of notes payable    $  34,468             $      --
                                                                   =========             =========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

          The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The results of operations for the three-months ended March 31, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2003.

NOTE 2 - DESCRIPTION OF BUSINESS

         CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. The Company is a distributor and recycler of laser and ink jet printer cartridges throughout the United States of America.

NOTE 3 - LIQUIDITY

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $150,641 for the three months ended March 31, 2003, has an accumulated deficit of $2,337,303 and negative working capital of $481,082 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses.

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

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES

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

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                 March 31, 2003
                                   (Unaudited)

         NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES - continied

         New Accounting Pronouncements

          Management does not believe that recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE 5 - NOTES PAYABLE

          On January 7, 2003, the Company borrowed under one note payable for an aggregate of $20,000 due January 7, 2004 with interest at 12% per annum.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         CompuPrint, Inc. was incorporated under the laws of North Carolina on September 15, 1995. CompuPrint is a distributor of laser and ink jet printer cartridges. The Company also engages in the recycling of printer cartridges.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         Total revenues for the three months ended March 31, 2003, were $41,374, compared with total revenues for the three months ended March 31, 2002, which were $53,128. This decrease in revenues was due largely to the loss of business from Lanier Worldwide.

         The total selling, general and administrative expenses for the three months ended March 31, 2003, were $59,566, compared with the three months ended March 31, 2002, which were $106,888. This reduced level of expenses from the 2003 period to the 2002 period was due to our cutting back expenses after the loss of the Lanier Worldwide business.

         The total operating expenses for the three months ended March 31, 2003, were $154,942, compared with the three months ended March 31, 2002, which were $126,642. The increase in total operating expenses was due primarily to an increase in interest expense of approximately $78,000 offset by the decrease in selling, general and administrative expenses described above. Net losses for the three months ended March 31, 2003, were $150,641, compared to a net loss of $113,190, for the three months ended March 31, 2002.

Expansion of Empty Cartridge Collection Program

         The management of the Company made many adjustments in 2002 and the first quarter of 2003 to improve operations. Although we continue to aggressively pursue sales of new laser and ink jet cartridges, the focus has been on expanding our empty cartridge collection program. This is the most profitable and promising segment, enjoying margins of 60-70%. This empty cartridge collection program is just beginning to be established in many areas. As the implementation continues we expect our revenues and profits to increase.

         We have made significant reductions in our cost structure to more closely align our costs with the revenues and corresponding gross profit. The empty collection program has a low cost demand in terms of personnel, fixed assets, and supplies.

Liquidity and Capital Resources

         Management projects that CompuPrint will require an additional $30,000 in funding for working capital over a 90 day period beginning April 1, 2003 to sustain its operations. Thereafter management believes that CompuPrint's revenues will sustain its operations.

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

         CompuPrint has borrowed an additional $20,000 during the quarter from January 1, 2003 through March 31, 2003.

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

         Not applicable.

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

                                 COMPUPRINT, INC.


Dated:  May 15, 2003             By:    /s/David R. Allison
                                        ----------------------------------------
                                        David R. Allison
                                        President and Chairman
                                        (Principal Financial Officer)

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

         Date:  May 15, 2003                    /s/ David R. Allison
                                                --------------------
                                                Principal Executive Officer

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

            a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

         Date:  May 15, 2003             /s/ David R. Allison
                                         --------------------
                                         Principal Financial Officer