Form 10QSB
period 2003-06-30
COMPUPRINT INC
filed 2003-08-14
CIK 1084828

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30,2003

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

                                 (704) 732-4554
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|   No | |

         As of June 30, 2003, there were 892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.

                  JUNE 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number

Special Note Regarding Forward-Looking Statements............................2

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements..........................................3
Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........... ...............9
Item 3.        Controls and Procedures......................................10

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings............................................10
Item 2.        Changes in Securities and Use of Proceeds....................11
Item 3.        Defaults in Senior Securities................................11
Item 4.        Submission of Matters to a Vote of Security Holders..........11
Item 5.        Other Information............................................11
Item 6.        Exhibits and Reports on Form 8-K.............................11

                Special Note Regarding Forward-Looking Statements

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

         Consolidated Balance Sheet as of June 30, 2003 (unaudited).......4

         Consolidated Statements of Operations for the three months and six months ended June 30, 2003 and June 30, 2002
             (unaudited)..................................................5

         Consolidated Statements of Cash Flows for the six months
             ended June 30, 2003 and June 30, 2002 (unaudited) ...........6

         Notes to Consolidated Financial Statements (unaudited)...........7

                                 CompuPrint, Inc.
                                  Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                                     Assets
Current assets:
   Accounts receivable, net of allowance for doubtful accounts of $1,900                                                $     3,538
   Inventories                                                                                                                7,895
                                                                                                                        -----------
     Total current assets                                                                                                    11,433

Property and equipment, net of accumulated depreciation
   and amortization of $173,042                                                                                               2,063
                                                                                                                        -----------
                                                                                                                        $    13,496
                                                                                                                        ===========
                                       Liabilities and Stockholders' Deficit

Current liabilities:
   Bank overdraft                                                                                                       $       179
   Accounts payable and accrued expenses                                                                                    258,804
   Accrued interest payable                                                                                                  61,533
   Notes payable, net of deferred interest of $3,722                                                                        648,355
                                                                                                                        -----------
Total current liabilities                                                                                                   968,871
                                                                                                                        -----------
Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
     none outstanding                                                                                                          --
   Common stock; $.0001 par value, 9,000,000 shares authorized, 892,277
     shares issued and outstanding                                                                                               89
   Additional paid-in capital                                                                                             1,538,219
   Accumulated deficit                                                                                                   (2,493,683)
                                                                                                                        -----------

     Total stockholders' deficit                                                                                           (955,375)
                                                                                                                        -----------
                                                                                                                        $    13,496
                                                                                                                        ===========

See accompanying Notes to Financial Statements

                                CompuPrint, Inc.
                            Statements of Operations
                                   (Unaudited)

                                                           Six Months Ended                   Three Months Ended
                                                               June 30,                             June 30,
                                                    -----------------------------         ----------------------------
                                                       2003               2002               2003               2002
                                                    ---------          ---------          ---------          ---------
Revenues                                            $  54,957          $ 128,143          $  13,583          $  75,015
Cost of sales                                          45,775             70,994              8,702             31,318
                                                    ---------          ---------          ---------          ---------
     Gross profit                                       9,182             57,149              4,881             43,697
                                                    ---------          ---------          ---------          ---------
Operating expenses:
   Selling, general and administrative                195,208            253,248            135,642            146,360
   Depreciation and amortization                        1,276              9,345                638              6,349
   Interest expense                                   119,719            110,282             24,981             93,524
                                                    ---------          ---------          ---------          ---------
     Total operating expenses                         316,203            372,875            161,261            246,233
                                                    ---------          ---------          ---------          ---------
Net loss                                            $(307,021)         $(315,726)         $(156,380)         $(202,536)
                                                    =========          =========          =========          =========
Basic net loss per share                            $    (.34)         $   (0.35)         $    (.18)         $   (0.23)
                                                    =========          =========          =========          =========
Basic weighted average shares
   outstanding                                        892,277            892,277            892,277            892,277
                                                    =========          =========          =========          =========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                            Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                                                      2003                   2002
                                                                                                   ---------              ---------
Cash flows from operating activities:
   Net loss                                                                                        $(307,021)             $(315,726)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization                                                                    1,276                  4,948
      Amortization of discount                                                                        80,763                 83,749
      Common stock issued for services                                                                  --                   26,500
     Changes in operating assets and liabilities:
      Accounts receivable                                                                              3,972                 (3,517)
      Inventories                                                                                      8,147                 30,931
      Other assets                                                                                      --                      (40)
      Accounts payable and accrued expenses                                                           84,891                (16,994)
      Accrued interest payable                                                                        38,621                   --
                                                                                                   ---------              ---------
Net cash used in operating activities                                                                (89,351)              (190,149)
                                                                                                   ---------              ---------
Cash flows from financing activities:
   Bank overdraft                                                                                        179                   --
   Proceeds from notes payable                                                                        35,000                195,966
                                                                                                   ---------              ---------
Net cash provided by financing activities                                                             35,179                195,966
                                                                                                   ---------              ---------
Net decrease in cash                                                                                 (54,172)                 5,817
Cash, beginning of period                                                                             54,172                  4,440
                                                                                                   ---------              ---------
Cash, end of period                                                                                $    --                $  10,257
                                                                                                   =========              =========
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                                        $    --                $     268
                                                                                                   =========              =========
Supplemental disclosure of non-cash financing activities:
   Common stock issued for services                                                                $    --                $  26,500
                                                                                                   =========              =========
   Warrants issued for additional interest                                                         $    --                $ 317,408
                                                                                                   =========              =========
   Accrued interest payable reclassified to notes payable                                          $  34,468              $    --
                                                                                                   ---------              =========

See accompanying Notes to Financial Statements.

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                  June 30, 2003

                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

         CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. The Company operates as a distributor and recycler of laser and ink jet printer cartridges throughout the United States of America.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the six-months ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.


NOTE 3 - LIQUIDITY

         The  Company's  financial  statements  are  prepared  using  accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses of $307,021 for the six months ended June 30, 2003, has an accumulated deficit of $2,493,683 and negative working capital of $957,438 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital from management and significant stockholder's sufficient to meet its minimal operating expenses.

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

                                CompuPrint, Inc.
                          Notes to Financial Statements
                                  June 30, 2003

                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES - continued

         Recent Accounting Pronouncements

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The Company is in the process of assessing the effect of SFAS 149 and does not expect the adoption of the statement, which will be effective for contracts entered into or modified after June 30, 2003, to have a material effect on its financial position or results of operations.

         In  May  2003,  the  FASB  issued  Statement  of  Financial  Accounting
         Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics of both liabilities and equity. SFAS 150 will become effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had a material effect on the Company's financial position or results of operations.

         In November 2002, the FASB issued Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting arrangement. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF 00-21 will have a material effect on its financial position or results of operations.

NOTE 5 - NOTES PAYABLE

         On January 7, 2003 the Company borrowed under one note payable for an aggregate of $20,000 due January 7, 2004 with interest at 12% per annum. On April 11, 2003 the company borrowed $15,000 due September 19, 2003 with interest at 20% per annum.

         Notes Payable principle amount $14,000 together with accrued interest of $2,000 were due and payable during the quarter ended June 30, 2003. At June 30, 2003 these notes are in default.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         CompuPrint, Inc. was incorporated under the laws of North Carolina on September 15, 1995. CompuPrint is a distributor of laser and ink jet printer cartridges. The Company also engages in the recycling of printer cartridges.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

         Total revenues for the three months ended June 30, 2003, were $13,583, compared with total revenues for the three months ended June 30, 2002, which were $75,015. This decrease in revenues was due largely to the loss of business from Lanier Worldwide.

         Selling, general and administrative expenses for the three months ended June 30, 2003, were $135,642, compared with the three months ended June 30, 2002, which were $146,360. This reduced level of expenses for the 2003 period from the 2002 period was due to our cutting back expenses after the loss of the Lanier Worldwide business.

         Total operating expenses for the three months ended June 30, 2003, were $161,261, compared with the three months ended June 30, 2002, which were $246,233. The decrease in total operating expenses was due primarily to a decrease in interest expense of approximately $68,500 and the decrease in selling, general and administrative expenses described above. Net losses for the three months ended June 30, 2003, were $156,380, compared to a net loss of $202,536, for the three months ended June 30, 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

         Total revenues for the six months ended June 30, 2003, were $54,957, compared with total revenues for the six months ended June 30, 2002, which were $128,143. This decrease in revenues was due largely to the loss of business from Lanier Worldwide.

         Selling, general and administrative expenses for the six months ended June 30, 2003, were $195,208, compared with the six months ended June 30, 2002, which were $253,248. This reduced level of expenses for the 2003 period from the 2002 period was due to our cutting back expenses after the loss of the Lanier Worldwide business.

         Total operating expenses for the six months ended June 30, 2003, were $316,203, compared with the six months ended June 30, 2002, which were $372,875. The decrease in total operating expenses was due primarily to the decrease in selling, general and administrative expenses described above, while a slight decrease in depreciation and amortization was offset by a comparable increase in interest expense. Net losses for the six months ended June 30, 2003, were $307,021, compared to a net loss of $315,726, for the six months ended June
30, 2002.

Expansion of Empty Cartridge Collection Program

         The management of the Company made many adjustments in 2002 and the first six months of 2003 to improve operations. Although we continue to aggressively pursue sales of new laser and ink jet cartridges, the focus has been on expanding our empty cartridge collection program. This is the most profitable and promising segment, enjoying margins of 60-70%. This empty cartridge collection program is just beginning to be established in many areas. As the implementation continues we expect our revenues and profits to increase.

         We have made significant reductions in our cost structure to more closely align our costs with the revenues and corresponding gross profit. The empty collection program has a low cost demand in terms of personnel, fixed assets, and supplies.

Liquidity and Capital Resources

         Management projects that CompuPrint will require an additional $30,000 in funding for working capital over a 90 day period beginning July 1, 2003 to sustain its operations. Thereafter management believes that CompuPrint's revenues will sustain its operations.

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

         CompuPrint has borrowed an additional $15,000 during the quarter from April 1, 2003 through June 30, 2003. Notes payable in the principle amount of $14,000 with accrued interest of $2,000 were in default as of June 30, 2003. Management believes that the holders of these notes will agree to an extension of the due dates upon terms comparable to those previously granted by the holders.

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

                                COMPUPRINT, INC.


Dated:  August 14, 2003         By:    /s/David R. Allison
                                       -----------------------------------------
                                       David R. Allison
                                       President and Chairman
                                       (Principal Financial Officer)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

            c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date:  August 14, 2003                /s/ David R. Allison
                                               ---------------------------
                                               Principal Executive Officer

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the quarterly period covered by this report based on our evaluation;

            c) Disclosed in this quarterly report any change in the issuer's internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies in the design or operation of internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

         Date:  August 14, 2003             /s/ David R. Allison
                                            ---------------------------
                                            Principal Financial Officer