Form 10QSB
period 2003-09-30
COMPUPRINT INC
filed 2003-12-03
CIK 1084828

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

                                       or

            | |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-1940918
         --------------                                         ----------
(State or other jurisdiction of                            (I.R.S. or Employer
incorporation or organization)                             Identification No.)


2457 Industrial Park Road
Lincolnton, North Carolina                                         28092
----------------------------                                       -----
(Principal executive offices)                                    (Zip Code)


                                 (704) 732-4554
              (Registrant's telephone number, including area code)

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         As of November 1, 2003, there were 892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.

               SEPTEMBER 30, 2003 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                           Number
Special Note Regarding Forward-Looking Statements.............................................................2

                                           PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements...........................................................................3
Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.........10
Item 3.        Controls and Procedures.......................................................................11

                                             PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.............................................................................11
Item 2.        Changes in Securities and Use of Proceeds.....................................................11
Item 3.        Defaults in Senior Securities.................................................................11
Item 4.        Submission of Matters to a Vote of Security Holders...........................................11
Item 5.        Other Information.............................................................................11
Item 6.        Exhibits and Reports on Form 8-K..............................................................11


                Special Note Regarding Forward-Looking Statements

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


Item 1.       Financial Statements
         Balance Sheet as of September 30, 2003 (unaudited)................................................4

         Statements of Operations for the three months and nine months ended September
             30, 2003 and September 30, 2002 (unaudited)...................................................5

         Statements of Cash Flows for the nine months ended September 30, 2003 and
             September 30, 2002 (unaudited)................................................................6

         Notes to Financial Statements (unaudited).........................................................7

                                COMPUPRINT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (Unaudited)

                                 ASSETS
Current Assets
   Cash                                                                $     1,408
   Prepaid and other expenses                                                4,692
                                                                       -----------

     Total current assets                                              $     6,100
                                                                       ===========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Bank overdraft                                                      $     1,114
   Accounts payable                                                            359
   Advances from shareholder                                               459,778
                                                                       -----------
Total current liabilities                                                  461,251
                                                                       -----------


Commitments and contingencies

Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
     none outstanding                                                         --
   Common stock; $.0001 par value, 9,000,000 shares authorized,
     892,277 shares issued and outstanding                                      89
Additional paid-in capital                                               1,538,219
   Accumulated deficit                                                  (1,993,459)
                                                                       -----------

     Total stockholders' deficit                                          (455,151)
                                                                       -----------
                                                                       $     6,100
                                                                       ===========

See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Nine-Months Ended               Three Months Ended
                                                               September 30,                   September 30,
                                                            2003           2002             2003           2002
                                                         ---------     -----------      ----------      ----------
Discontinued operations
   Loss from discontinued operations                     $(342,718)    $  (470,722)     $  (35,697)     $ (154,996)

   Gain on disposal of discontinued operations              37,701            --            37,701            --
                                                         ---------     -----------      ----------      ----------

Income (loss) before extraordinary items                  (305,017)       (470,722)          2,004        (154,996)

   Extraordinary item - Gain on early
     extinguishment of debt                                498,220            --           498,220            --
                                                         ---------     -----------      ----------      ----------

Net income (loss)                                        $ 193,203     $  (470,722)     $  500,224      $ (154,996)
                                                         =========     ===========      ==========      ==========



Basic earnings (loss) per Common Share

   Loss from discontinued operations                     $   (0.38)    $     (0.53)     $    (0.04)     $    (0.17)

   Gain on disposal of discontinued operations                0.04            --              0.04            --

   Extraordinary item - Gain on early
   extinguishment of debt                                     0.56            --              0.56            --
                                                         ---------     -----------      ----------      ----------

   Basic earnings (loss) per Common Share                $    0.22     $     (0.53)     $     0.56      $    (0.17)
                                                         =========     ===========      ==========      ==========

Basic weighted average common
   shares outstanding                                      892,277         892,277         892,277         892,277
                                                         =========     ===========      ==========      ==========

Diluted earnings (loss) per Common Share

   Loss from discontinued operations                     $   (0.29)    $     (0.53)     $    (0.03)     $    (0.17)

   Gain on disposal of discontinued operations                0.03            --              0.03            --

   Extraordinary item - Gain on early
   extinguishment of debt                                     0.43            --              0.43            --
                                                         ---------     -----------      ----------      ----------

   Diluted earnings (loss) per Common Share              $    0.17     $     (0.53)     $     0.43      $    (0.17)
                                                         =========     ===========      ==========      ==========

Diluted weighted average common
   shares outstanding                                    1,169,814         892,277       1,176,122         892,277
                                                         =========     ===========      ==========      ==========

See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.
                            STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                              2003            2002
                                                                            ---------      ---------
Cash flows from operating activities:
   Net income (loss)                                                        $ 193,203      $(470,722)
Adjustments to reconcile net loss to net cash used in
       operating activities:
       Loss on discontinued operations                                        342,718        424,828
       Gain on sale of operations                                             (37,701)          --
       Forgiveness of debt                                                   (498,220)          --
       Common stock issued for services                                          --           26,500
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                               (4,732)          --
                                                                            ---------      ---------
Net cash used in continuing activities                                         (4,732)       (19,394)
Net cash used in discontinued operations                                     (265,058)      (192,941)
                                                                            ---------      ---------

Net cash used in operating activities                                        (269,790)      (212,335)
                                                                            ---------      ---------
Cash flows from financing activities:
   Bank overdraft                                                               1,114           --
   Advances from shareholders                                                 459,778           --
   Payment of note payables                                                  (278,866)          --
   Proceeds from notes payable                                                 35,000        211,950
                                                                            ---------      ---------

Net cash provided by financing activities                                     217,026        211,950
                                                                            ---------      ---------

Net decrease in cash                                                          (52,764)          (385)
Cash, beginning of period                                                      54,172          4,440
                                                                            ---------      ---------

Cash, end of period                                                         $   1,408      $   4,055
                                                                            =========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                 $   2,036      $   1,085
                                                                            =========      =========

Supplemental disclosure of non-cash investing and financing activities:

   Warrants issued for additional interest                                  $    --        $ 317,408
                                                                            =========      =========

   Accrued interest payable reclassified to notes payable                   $  34,467      $    --
                                                                            =========      =========

   Forgiveness of accounts payable for sale of net assets                   $  43,294      $    --
                                                                            =========      =========

See accompanying Notes to Financial Statements.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

     CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. On August 19, 2003, the Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiving debt, resulting in a gain of $37,701. After the sale, the Company has no operations and is currently searching for new business opportunities in the laser and inkjet printer cartridge industry.

NOTE 2 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the nine-months ended September 30, 2003 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2003.

NOTE 3 - LIQUIDITY

     The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $1,993,000 and a negative working capital of approximately $455,000 at September 30, 2003 and has incurred an operating loss of approximately $343,000 for the nine months ended September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (Continued)

     Reclassifications

     Certain items for 2002 have been reclassified to comply with 2003 presentation.

     Recent accounting pronouncements

     In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim periods beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not have variable interest entities and does not expect the adoption of FIN 46 to have a material effect on its financial position or results of operations.

     Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 -NOTES PAYABLE

     At various times during the three months ended September 30, 2003, the Company extinguished approximately $642,000 of outstanding principle and $63,000 of interest thereon. The Company paid approximately $279,000 for the release of the obligations of the Company to the note holders. The Company recognized approximately $426,000 from forgiveness of the note payables.

NOTE 6 - DISCONTINUED OPERATIONS

     On August 19, 2003, the Company ceased operations in connection with the acquisition of its common stock directly by an outside third party. Operating losses for the year to that date amounted to approximately $342,000. The disposal of the distribution and recycling business has been reflected as a discontinued operation in the statement of operations. The comparative statements of operation have been restated to reflect the discontinuance.

     The Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiving debt, resulting in a gain of $37,701. Prior to the sale of assets, the Company settled all operating liabilities and recognized approximately $72,000 of gain in the extinguishment of debts.

NOTE 7 - INCOME TAXES

     The Company has taxable income of approximately $193,000 for the nine months ended September 30, 2003. As of December 31, 2002, the Company has net operating loss carryforwards of approximately $1,339,000, which may offset taxable income for federal and state income tax purposes to the extent permitted by the Internal Revenue Code. These net operating loss carryforwards begin to expire in 2012. Since it is more likely than not that the Company will not realize a benefit from the unused net operating loss carryforwards a 100% valuation allowance has been recorded to reduce the benefit to its net realizable value. The approximate taxable income generated by operations and other adjustments, was offset by application of the net operating loss carryforward. Accordingly, a provision for income tax benefit and the estimated reduction of approximately $70,000 from the valuation allowance originally established to offset the deferred tax asset has been provided.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

NOTE 8 - RELATED PARTY

     In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $459,778. The advance from the shareholder currently bears no interest and is payable upon demand.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. On August 19, 2003, the Company sold its operations and net assets of its laser and inkjet printer cartridge business in exchange for forgiving debt, resulting in a gain of $37,701. After the sale, the Company has no operations and is currently searching for new business opportunities in the laser and inkjet printer cartridge business.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

         Loss from discontinued operations during the three months ended September 30, 2003 (the "2003 Period") was $35,697 compared to loss from discontinued operations during the three months ended September 30, 2002 (the "2002 Period") of $154,996.

         The Company realized a gain on the disposal of discontinued operations during the 2003 Period of $37,701 with no comparable gain during the 2002 Period.

         The Company realized a gain on the early extinguishment of debt during the 2003 Period of $498,220 with no comparable gain during the 2002 Period.

         The Company's net income during the 2003 Period was $500,224 compared to a loss during the 2002 Period of $154,996, as a result of the factors described above.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

         Loss from discontinued operations during the nine months ended September 30, 2003 (the "2003 Period") was $342,718 compared to loss from discontinued operations during the nine months ended September 30, 2002 (the "2002 Period") of $470,722.

         The Company realized a gain on the disposal of discontinued operations during the 2003 Period of $37,701 with no comparable gain during the 2002 Period.

         The Company realized a gain on the early extinguishment of debt during the 2003 Period of $498,220 with no comparable gain during the 2002 Period.

         The Company's net income during the 2003 Period was $193,203 compared to a loss during the 2002 Period of $470,722, as a result of the factors described above.

Liquidity and Capital Resources

         Management believes that CompuPrint will require additional funding for working capital in order to sustain its operations. Management is also searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock.

Item 3.       Controls and Procedures

         Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

         None.

Item 5.       Other Information

         None.

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

         31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the period represented by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMPUPRINT, INC.


Dated:  December 2, 2003                  By: /s/David R. Allison
                                              ----------------------------------
                                              David R. Allison
                                              President and Chairman
                                              (Principal Financial Officer)