Form 10KSB
period 2003-12-31
COMPUPRINT INC
filed 2004-04-16
CIK 1084828

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For Fiscal Year Ended: December 31, 2003

                                       OR

[  ]  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the transition period from ________________ to ________________

                           Commission file number 333-90272
                                                  --------


                                COMPUPRINT, INC.
                                ----------------
                     (Exact name of small business issuer as
                            specified in its charter)

      North Carolina                                       56-1940918
 ----------------------                                -------------------
 (State or other jurisdiction                            (IRS Employer
  of incorporation or organization)                    Identification No.)


         6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609
         ---------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number                     (919) 872-0401
                          ------------------------------------------------------

Securities registered under Section 12(b) of the Act:  None
                                                     ---------------------------

Securities registered under Section 12(g) of the Act: None
                                                      --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                                 ----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. [x]

State issuer's revenues for its most recent fiscal year:  $0

As of March 10, 2004, there were 3,892,277 shares of the registrant's common stock, par value $0.0001, issued and outstanding. Of these, 571,199 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is approximately $85,680 based on a market value per share of $.15 based on the recent sale price per share of the registrant's common stock on March 10, 2004.

Transitional Small Business Disclosure Format (check one):
Yes: [  ]  ;  No [X]



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

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption
Page

      Special Note Regarding Forward-Looking Statements........................4

PART I

     1.  Description of Business...............................................4

     2.  Description of Property...............................................6

     3.  Legal Proceedings.....................................................6

     4.  Submission of Matters to a Vote of Security Holders...................6

PART II

     5.  Market for Common Equity and Related Stockholder Matters..............6

     6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................8

     7.  Financial Statements..................................................9

     8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..................................................9

     8A. Controls and Procedures..............................................10

PART III

     9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................10

     10. Executive Compensation...............................................11

     11. Security Ownership of Certain Beneficial Owners and Management.......11

     12. Certain Relationships and Related Transactions.......................12

     13. Exhibits and Reports on Form 8-K.....................................14

     14. Principal Accountant Fees and Services...............................15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain financial information and statements regarding our operations and financial prospects of a forward-looking nature. Although these statements accurately reflect management's current understanding and beliefs, we caution you that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to be made in this Report. For this purpose, any statements contained in this Report which are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as, "may", "will", "intend", "expect", "believe", "anticipate", "could", "estimate", "plan" or "continue" or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. There can be no assurance of any kind that such forward-looking information and statements will be reflective in any way of our actual future operations and/or financial results, and any of such information and statements should not be relied upon either in whole or in part in connection with any decision to invest in the shares.

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

                                  OUR BUSINESS

THE COMPANY

Prior to 2002, CompuPrint, Inc. (the "Company") was a remanufacturer and distributor of laser and ink jet printer cartridges. Prior to 2003, the Company repaired and marketed laser printers, and collected empty laser and ink jet cartridges for reuse. The Company's operations now consist of the sale of laser and ink jet printer cartridges through independent sales representatives who are compensated on a commission basis. The Company is also seeking to acquire another business.

On August 19, 2003, the Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiving debt, resulting in a gain of $37,701.


EMPLOYEES

As of March 10, 2004, the company had no full time employees.

INTELLECTUAL PROPERTY

We have no trademark, copyright or patent protection at this time.

REGULATION

Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally.

Item 2.  Description of Property

We currently do not own or lease any real property. Our operations are conducted out of the office of our principal executive officer.

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

         The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our Common Stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                         Common Stock
                                                    ----------------------
                                                    High               Low
                                                    ----               ---
Year Ended December 31, 2002
----------------------------

Fourth Quarter (first available October 31, 2002)   .50                .25



Year Ended December 31, 2003
----------------------------

First Quarter                                       .25                .05

Second Quarter                                      .06                .05

Third Quarter                                       .06                .06

Fourth Quarter                                      .15                .06




      On March 10, 2004, the closing bid price for our common stock was $ .15.
*

There are approximately sixty (60) record holders of common equity.

We have outstanding 3,892,277 shares of our common stock. Of these shares, 892,277 shares, will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 571,199 shares of our common stock. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1)% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a From 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of us at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

CompuPrint, Inc. was incorporated under the laws of North Carolina on September 15, 1995. CompuPrint was a distributor of laser and ink jet printer cartridges. The Company also engaged in the recycling of printer cartridges. The Company's operations now consist of the sale of laser and ink jet printer cartridges through independent sales representatives who are compensated on a commission basis. The Company is also seeking to acquire another business.


RESULTS OF OPERATIONS


Year Ended December 31,  2003 Compared to Year Ended December 31, 2002

         Loss from discontinued operations during the year ended December 31, 2003 (the "2003 Period") was $433,120 compared to loss from discontinued operations during the year ended December 31, 2002 (the "2002 Period") of $765,144.

         The Company realized a gain on the disposal of discontinued operations during the 2003 Period of $37,701 with no comparable gain during the 2002 Period.

         The Company realized a gain on the early extinguishment of debt during the 2003 Period of $498,220 with no comparable gain during the 2002 Period.

         The Company's net income during the 2003 Period was $102,801 compared to a loss during the 2002 Period of $765,144, as a result of the factors described above.

Liquidity and Capital Resources

         Management believes that CompuPrint will require additional funding for working capital in order to sustain its operations. Management is also searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock.

         As of December 31, 2003, CompuPrint had no cash and no other assets. As of December 31, 2003, we had an accumulated deficit of $2,083,861.

Item 7.  Financial Statements

         The financial statements included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Rogoff & Co., P.C. was the independent certifying accountant for the Company for the fiscal years ended December 31, 2001 and 2002.

         On February 10, 2004, Rogoff & Co., P.C. declined to stand for reappointment as the Company's certifying accountant. Subsequently we engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as our certifying accountant for the fiscal year ending December 31, 2003. The appointment of Sherb & Co., LLP was approved by our board of directors.

         The reports of Rogoff & Co., P.C. on the Company's financial statements for the fiscal years ended December 31, 2001 and 2002 when issued, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of Rogoff & Co., P.C. for the fiscal year ended December 31, 2002 included a qualification in which Rogoff & Co., P.C. noted substantial doubt about the Company's ability to continue as a going concern.

         In connection with the audits of the fiscal years ended December 31, 2001 and 2002 and during the subsequent interim period preceding its declination, there were no disagreements between the Company and Rogoff & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rogoff & Co., P.C. to make reference to the subject matter of the disagreement in connection with its reports.

         In connection with the audits of the fiscal years ended December 31, 2001 and 2002, and during the subsequent interim period preceding its dismissal, Rogoff & Co., P.C. did not advise the Company that:

         (A) internal controls necessary for the Company to develop reliable financial statements did not exist;

         (B) information had come to its attention that led it to no longer to be able to rely on the Company's management's representations or made it unwilling to be associated with the financial statements prepared by management;

         (C) there was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements.

         Prior to engaging Sherb & Co., LLP, we did not consult with it regarding the application of accounting principles to a specific or completed transaction or the type of audit opinion that might be rendered on our financial statements.


Item 8A.   Controls and Procedures.

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

Name                        Age       Position
----                        ---       --------
David R. Allison            56        President, CFO and Director

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

Item 10.  Executive Compensation

         Executive Compensation

         The following table shows compensation earned during the fiscal years ended December 31, 2003, 2002 and 2001 by our president and chief executive officer.

                                                 Summary Compensation Table

                                                                                 Long Term Compensation
                                          Annual Compensation                 Awards                 Payouts
                                                                         Restricted   Securities               All Other
                                                         Other Annual       Stock     Underlying     LTIP       Compen-
           Name &                     Salary    Bonus    Compensation      Awards      Options/     Payouts     sation
     Principal Position        Year     ($)      ($)          ($)            ($)       SARs (#)       ($)         ($)
David R. Allison               2003     -0-      -0-          -0-            -0-          -0-         -0-         -0-
President, Treasurer and
Secretary
                               2002     -0-      -0-          -0-            -0-          -0-         -0-         -0-
                               2001     -0-      -0-          -0-            -0-          -0-         -0-         -0-


Item 11. Security Ownership of Certain Beneficial Owners and Management

         Security Ownership of Certain Beneficial Owners

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:



                                                              AMOUNT OF COMMON       PERCENT OF CLASS
NAME AND ADDRESS OF             EXECUTIVE OFFICE HELD        STOCK BENEFICIALLY          OF COMMON
BENEFICIAL OWNER (1)                  (IF ANY)                    OWNED (2)              STOCK (3)
--------------------                  --------                    ---------              ---------
David R. Allison          President, CEO and Director            3,073,830                  79.0%

All Executive Officers and Directors
as a Group (1 person)                                            3,073,830                  79.0%


(1) Unless otherwise indicated, the address of each principal shareholder is c/o CompuPrint, Inc., 6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609.

(2) Beneficial Ownership is determined in accordance with Rule 13d-3 of the 1934 Exchange Act and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 10, 2004, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. To the best knowledge of CompuPrint, each of the beneficial owners listed herein has direct ownership of and sole voting power and investment power with respect to the shares of our common stock, except as set forth herein.

(3) Percentages are based on a total of 3,892,277 shares of common stock outstanding on March 10, 2004.

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

In April 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison 15,000 shares of Mr. Seaford's CompuPrint common stock in exchange for $1,688 and 3,825 shares of Wolfpack Corporation common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 15,000 shares of the CompuPrint common stock was $.75 per share. The total purchase price was $11,250. The market price of the Wolfpack stock in April was $.63 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

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

In October 2001, CompuPrint's founder and former president David T. Seaford sold to David R. Allison 25,000 shares of CompuPrint's common stock in exchange for $3,938 and 8,925 shares of

Wolfpack Corporation common stock which was owned by David R. Allison. The Wolfpack stock was valued at $2.50 per share and the value placed on the 25,000 shares of the CompuPrint common stock was $1.05 per share. Total purchase price $26,250. The market price of the Wolfpack stock in October, 2001 was $1.90 per share. The valuation of the Wolfpack stock and CompuPrint stock was a negotiated price that the parties mutually agreed upon on October 1, 2000 when the purchase agreement was entered into.

In January 2002, CompuPrint issued 25,000 shares of its common stock to KGL Investments, Ltd., the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, the predecessor firm of counsel to the Company. The shares were issued in exchange for $25,000 worth of legal services rendered. The shares were valued at $1.00 per share.

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

In January 2003, for loans received, CompuPrint issued a promissory note to director Peter L. Coker, Sr. The promissory note is dated January 2, 2003 for $50,000 at 12% interest. The principal and interest are due in one payment on January 2, 2004.

In August 2003, CompuPrint settled the outstanding balance due to all its note holders of $617,614 for aggregate payments of $261,766. Simultaneously with this transaction, the note holders agreed to the cancellation of all warrants to acquire CompuPrint common stock that they then held. Warrants to acquire an aggregate of 355,614 shares of common stock were cancelled.

In December 2003, CompuPrint issued 3,000,000 shares of its common stock to David Allison in consideration for his duties relating to his appointment as our sole officer.

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

1.    Financial Statements                                                  Page


      Report  of  Rogoff  & Co.,  P.C.,  Independent  Certified  Public
      Accountants                                                            F 2

      Report  of Sherb & Co,  LLP,  Independent  Certified  Public
      Accountants                                                            F 3

      Balance Sheet as of December 31, 2003                                  F 4

      Statements of Operations for the years ended
      December 31, 2003, and 2002                                            F 5

      Statements of Cash Flows for the years ended
      December 31, 2003 and 2002                                             F 6

      Statement of Stockholders' Deficit for the years
      ended December 31, 2003 and 2002                                       F 7

      Notes to Financial Statements                                          F 8

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


3.       Exhibits

     (a)  The following exhibits are included as part of this report:



    EXHIBIT
    NUMBER                                              DESCRIPTION
    ------                                              -----------

      3.1      Articles of Incorporation*
      3.2      Articles of Amendment of Articles of Incorporation*
      3.3      By-Laws*
      9.1      Voting Trust Agreement with David T. Seaford*
     31.1      Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Executive Officer
     31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
     32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

* Incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-90272, on June 11, 2002.

** Incorporated by reference to Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, Registration Statement No. 333-90272, on July 24, 2002.


     (b)  Reports on Form 8 K.

         None.

Item 14. Principal Accountant Fees and Services

(1)     Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 were $13,500.

The aggregate fees billed for professional services rendered by Rogoff & Co., P.C. for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2002 were $16,000.

(2)     Audit Related Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related services for fiscal year 2003 were $0.

The aggregate fees billed for professional services rendered by Rogoff & Co., P.C. for audit related services for fiscal year 2002 were $1,725.


(3)     Tax Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal year 2003 were $0.

The aggregate fees billed for professional services rendered by Rogoff & Co., P.C. for the preparation of the registrant's tax returns, including tax planning for fiscal year 2002 were $ 0.


(4)     All Other Fees

None.

(5)     Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal years 2003 and 2002.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                                             COMPUPRINT, INC.


         Dated: April 14, 2004               By: /s/ David R. Allison
                                                 -------------------------------
                                             David R. Allison
                                             President, Chief Executive
                                             Officer, Chief Financial
                                             Officer, Treasurer and Sole
                                             Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2004.

                                             By: /s/ David R. Allison
                                                 -------------------------------
                                             David R. Allison
                                             President, Chief Executive Officer,
                                             Chief Financial Officer, Treasurer
                                             And Sole Director

                          INDEX TO FINANCIAL STATEMENTS

                                COMPUPRINT, INC.




Independent Auditors' Report...........................................F-2 - F-3

Balance Sheet as of December 31, 2003 .......................................F-4

Statements of Operations for the years ended December 31, 2003 and 2002 ..................................................................F-5

Statement of Shareholders' Deficit as of and for the years
  ended December 31, 2002 and 2003...........................................F-6

Statements of Cash Flows for the years ended December 31, 2003 and 2002 ..................................................................F-7

Notes to Consolidated Financial Statements ..................................F-8

                          Independent Auditors' Report


The Stockholders and Board of Directors
of CompuPrint, Inc.


We have audited the accompanying statements of operations, changes in stockholders' deficit and cash flows of CompuPrint, Inc., for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above of CompuPrint, Inc., present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the 2002 financial statements, the Company has incurred losses of $765,144 for the year ended December 31, 2002, has an accumulated deficit of $2,186,662 and negative working capital of $331,079 as of December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this matter.


/s/ Rogoff and Company, P.C.

New York, New York
February 12, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders' of Compuprint, Inc.

We have audited the accompanying balance sheet of Compuprint, Inc. as of December 31, 2003 and the related statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compuprint, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses and negative cash flows for the year ended December 31, 2003. Additionally, the Company has an accumulated deficit and negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                             /s/Sherb & Co., LLP
                                             -------------------
                                             Certified Public Accountants

New York, New York
April 13, 2004

                                COMPUPRINT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


TOTAL ASSETS                                                        $         -
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Advances from shareholder                                     $   365,553
                                                                    -----------

          Total current liabilities                                     365,553
                                                                    -----------
Stockholders' deficit:
      Preferred stock; $.0001 par value, 1,000,000 shares
          authorized, none outstanding                                        -
      Common stock; $.0001 par value, 9,000,000 shares
          authorized, 3,892,277 shares issued and outstanding               389
      Additional paid-in capital                                      1,717,919
      Accumulated deficit                                            (2,083,861)
                                                                    -----------

          Total stockholders' deficit                                  (365,553)
                                                                    -----------
                                                                    $         -
                                                                    ===========

                 See accompanying notes to financial statements

                            COMPUPRINT, INC.
                        STATEMENTS OF OPERATIONS

                                                                       Years Ended December 31,
                                                                   ----------------------------
                                                                       2003           2002
                                                                   ------------   -------------
Discontinued operations:
      Loss from discontinued operations                            $   (433,120)  $    (765,144)
      Gain on disposal of discontinued operations                        37,701               -
                                                                   ------------   -------------

Loss from discontinued operations                                      (395,419)       (765,144)

Other expense - forgiveness of debt                                     498,220               -
                                                                   ------------   -------------

Net income (loss)                                                  $    102,801   $    (765,144)
                                                                   ============   =============

Basic income (loss) per common share:

      Loss from discontinued operations                            $      (0.47)  $       (0.86)

      Gain on disposal of discontinued operations                          0.04               -

      Other expense - forgiveness of debt                                  0.54               -
                                                                   ------------   -------------

      Income (loss) per common share - basic and diluted           $       0.11   $       (0.86)
                                                                   ============   =============

Weighted average common shares outstanding - basic and diluted          916,935         892,132
                                                                   ============   =============

                 See accompanying notes to financial statements


                                                          COMPUPRINT, INC.
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                               Years Ended December 31, 2002 and 2003



                                                             Common Stock                        Additional       Total
                                                      -------------------------       Paid-in   Accumulated    Stockholders'
                                                         Shares        Amount       Capital       Deficit        Deficit
                                                      -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2001                                865,777   $        87   $ 1,173,764   $(1,421,518)   $  (247,667)

Issuance of common stock for services                      26,500             2        26,498          --           26,500

Issuance of warrants for additional interest                 --            --         337,957          --          337,957

Net loss                                                     --            --            --        (765,144)      (765,144)
                                                      -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002                                892,277            89     1,538,219    (2,186,662)      (648,354)

Issuance of common stock for services                   3,000,000           300       179,700          --          180,000

Net income                                                   --            --            --         102,801        102,801
                                                      -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003                              3,892,277   $       389   $ 1,717,919   $(2,083,861)   $  (365,553)
                                                      ===========   ===========   ===========   ===========    ===========



                                           See accompanying notes to financial statements


                                COMPUPRINT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                        Years Ended December 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
Cash flows from operating activities:
      Net income (loss)                                           $       102,801 $      (765,144)
      Adjustments to reconcile net income (loss) to cash
      provided by (used in) operating activities:
          Loss on discontinued operations                                 433,120         765,144
          Gain on sale of discontinued operations                         (37,701)              -
          Forgiveness of debt                                            (498,220)              -
          Common stock issued for services                                180,000          26,500
                                                                      ------------    ------------

      Net provided by continuing operations                               180,000          26,500
      Net cash used in discontinued operations                           (355,859)       (233,618)
                                                                      ------------    ------------
Net cash used in operating activities                                    (175,859)       (207,118)
                                                                      ------------    ------------
Cash flows from financing activities:
      Proceeds from notes payable                                          35,000         256,850
      Payments on notes payable                                          (278,866)              -
      Advances from shareholders                                          365,553               -
                                                                      ------------    ------------
Net cash provided by financing activities                                 121,687         256,850
                                                                      ------------    ------------

Net (decrease) increase in cash                                           (54,172)         49,732

Cash, beginning of year                                                    54,172           4,440
                                                                      ------------    ------------
Cash, end of year                                                 $             - $        54,172
                                                                      ============    ============

Supplemental disclosure of cash flow information: Cash paid for:
          Income taxes                                            $             - $             -
                                                                      ============    ============
          Interest                                                $             - $             -
                                                                      ============    ============

Supplemental disclosure of noncash financing activities:
      Warrants issued for additional interest                     $             - $       337,957
                                                                      ============    ============
      Accrued interest payable reclassed to notes payable         $        34,467 $        37,164
                                                                      ============    ============
      Forgiveness of accounts payable for sale of net assets      $        43,294 $             -
                                                                      ============    ============

                 Se accompanying notes to financial statements.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

NOTE 2 - GOING CONCERN

The Company's  financial  statements  are prepared using  accounting  principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of approximately $2,084,000 and a negative working capital of approximately $366,000 at December 31, 2003 and has incurred an operating loss of approximately $395,000 for the year ended December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

Income Taxes

Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

Earnings (Loss) Per Share

The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 3 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's financial statements.

NOTE 4 -NOTES PAYABLE

At various times during the year ended December 31, 2003, the Company extinguished approximately $642,000 of outstanding principle and $63,000 of interest thereon. The Company paid approximately $279,000 for the release of the obligations of the Company to the note holders. The Company recognized approximately $426,000 from forgiveness of the note payables.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 5 - DISCONTINUED OPERATIONS

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

NOTE 6 - STOCKHOLDERS' DEFICIT

Common Stock

On December 29, 2003, the Company issued 3,000,000 shares of its common stock to its president for services rendered. The Company recorded compensation expense of $180,000 or $0.06 per share which approximates fair market value. Such compensation is reflected in discontinued operations as the Company's current president will continue to serve, up until the time where the Company's previous operations have transitioned fully to its current ownership.

NOTE 7 - INCOME TAXES

During the year ended December 31, 2003, the Company had a more than 50% change in ownership, as that term is defined in section 382 of the Internal Revenue Code ("IRC"). Following such a change in ownership, the IRC limits the annual utilization of the Company's net operating losses to the value of the Company at the date of change multiplied by the Federal long-term-tax exempt interest rate. However, in addition to the change in ownership, the Company did not continue its historical business after the change in ownership. Under Section 382 (c) (1) of the IRC, the Company can no longer use its net operating losses.

The differences between the recorded income taxes (benefits) and the expected income taxes/(benefit) using a 40% effective tax rate are as follows:

                                                 Year Ended December 31,
                                             -------------------------------
                                                   2003             2003
                                             --------------    -------------
Expected income taxes (benefit)              $       41,000    $    (306,000)
Permanent differences                                72,000           11,000
Utilization of net operating loss                  (113,000)               -
Benefit of net operating loss not recognized              -          295,000
                                             --------------     ------------
                                             $            -     $          -
                                             ==============     ============

NOTE 8 - RELATED PARTY

In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $365,553. The advance from the shareholder currently bears no interest and is payable upon demand.