Form 10QSB
period 2004-03-31
COMPUPRINT INC
filed 2004-06-02
CIK 1084828

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2004

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


           North Carolina                              56-1940918
           --------------                              ----------
   (State or other jurisdiction of                (I.R.S. or Employer
    incorporation or organization)                Identification No.)


     2457 Industrial Park Road
    Lincolnton, North Carolina                           28092
    ---------------------------                          -----
   (Principal executive offices)                      (Zip Code)


                                 (704) 732-4554
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of May 25, 2004, there were 3,892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                            Page

Special Note Regarding Forward Looking Information............................3


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet
                  As of March 31, 2004 (Unaudited)............................4
      Statements of Operations (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003..........5
      Statements of Cash Flows (Unaudited)
                  For the Three Months Ended March 31, 2004 and 2003..........6

      Notes to Financial Statements.........................................7-8

      Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................9

      Item 3 - Control and Procedures.........................................9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings.............................................10

      Item 2 - Changes in Securities and Use of Proceeds.....................10

      Item 3 - Default in Senior Securities..................................10

      Item 4 - Submission of Matters to a Vote of Security Holders...........10

      Item 5 - Other Information.............................................10

      Item 6 - Exhibits and Reports on Form 8-K.............................10

      Signatures............................................................11

                Special Note Regarding Forward-Looking Statements

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                COMPUPRINT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                          Assets

    Total Assets                                                   $        --
                                                                   ===========


                           Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses                           $     2,272
   Advances from shareholder                                           382,676
                                                                   -----------

    Total current liabilities                                          384,948
                                                                   -----------

Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
       no shares isued and outstanding                                      --
   Common stock; $.0001 par value, 9,000,000 shares authorized;
       3,892,277 shares issued and outstanding                             389
   Additional paid-in capital                                        1,717,919
   Accumulated deficit                                              (2,103,256)
                                                                   -----------

    Total stockholders' deficit                                       (384,948)
                                                                   -----------

    Total Liabilities and Stockholders' Deficit                    $        --
                                                                   ===========

                        See notes to financial statements

                                COMPUPRINT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   For The Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                       2004           2003
                                                   -----------    -----------

Revenues                                           $        --    $        --

Operating expenses:
  Selling, general and administrative                   19,395         59,566
                                                   -----------    -----------

     Total operating expenses                           19,395         59,566
                                                   -----------    -----------

Loss before discontinued operations                    (19,395)       (59,566)

Discontinued operations:
    Loss from discontinued operations                       --        (91,075)
                                                   -----------    -----------

Net loss                                           $   (19,395)   $  (150,641)
                                                   ===========    ===========

Net loss per common share - basic and diluted
    Loss from operation                            $     (0.00)   $     (0.07)
    Loss from discontinued oeprations                       --          (0.10)
                                                   -----------    -----------

    Net loss per share                             $     (0.00)   $     (0.17)
                                                   ===========    ===========

Weighted average common
 shares outstanding - basic and diluted              3,892,277        892,277
                                                   ===========    ===========

                        See notes to financial statements

                                COMPUPRINT, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            For the Three Months
                                                                Ended March
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
Cash flows from operating activities:
   Net loss from continuing operations                     $(19,395)   $(59,566)
     Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                             --         638

     Changes in operating assets and liabilities:
       Accounts payable and accrued expenses                  2,272     (38,655)
                                                           --------    --------

Net cash used in continuing operating activities            (17,123)    (97,583)
                                                           --------    --------

  Loss from discontinued operations                              --     (91,075)
   Adjustments to reconcile loss from discontinued
    operations to net cash used in discontinued
    operating activities:
       Amortization of discount                                  --      76,156
       Decrease in net assets from discontinued operations       --      24,185
                                                           --------    --------

Net cash provided by discontinued operating activities           --       9,266
                                                           --------    --------

Net cash used in operating activities                       (17,123)    (88,317)
                                                           --------    --------

Cash flows from financing activities:
   Bank overdraft                                                --      14,145
   Proceeds from notes payable                                   --      20,000
   Advances from shareholder                                 17,123          --
                                                           --------    --------

Net cash provided by financing activities                    17,123      34,145
                                                           --------    --------

Net decrease in cash                                             --     (54,172)

Cash, beginning of year                                          --      54,172
                                                           --------    --------

Cash, end of period                                        $     --    $     --
                                                           ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                  $     --    $     --
                                                           ========    ========

Supplemental disclosure of
 non-cash financing activities:
   Accrued interest payable added
    to principle of notes payable                           $     --    $ 34,467
                                                            ========    ========

                        See notes to financial statements

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

      CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. On August 19, 2003, the Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiveness debt. After the sale, the Company has no operations and is currently searching for new business opportunities in the laser and inkjet printer cartridge industry.

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 3 - LIQUIDITY

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,103,256 and a negative working capital of $384,948 at March 31, 2004 and has incurred an operating loss of $19,395 for the three months ended March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES

      Use of Estimates

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                  (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (Continued)

      Reclassifications

      Certain items in the 2003 period have been reclassified to comply with 2004 presentation.

      Recent accounting pronouncements

      In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and other Postretirement Benefits," ("SFAS No. 132") establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.

      In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year. The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim period disclosures are effective for interim periods beginning after December 15, 2003. The Company adopted the annual disclosures for its fiscal year ending December 31, 2004 and the interim disclosures for its fiscal quarter ending March 31, 2004. The adoption of the revised SFAS No. 132 had no impact on the Company's results of operation or financial condition.

      Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - DISCONTINUED OPERATIONS

      On August 19, 2003, the Company ceased operations in connection with the acquisition of its common stock directly by an outside third party. The disposal of the laser and inkjet printer cartridge business has been reflected as a discontinued operation in the statement of operations. The comparative statements of operation have been restated to reflect the discontinuance.

NOTE 6 - RELATED PARTY

      In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $382,676. The advance from the shareholder currently bears no interest and is payable upon demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Overview

      CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. On August 19, 2003, the Company sold its operations and net assets of its laser and inkjet printer cartridge business in exchange for forgiveness of debt. After the sale, the Company has no operations and is currently searching for new business opportunities in the laser and inkjet printer cartridge business.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH
31, 2003

      The Company's net loss during the three months ended March 31, 2004 was $19,395 compared to a loss during the three months ended March 31, 2003 of $150,641.

Liquidity and Capital Resources

      Management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Management is searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock. As of March 31, 2004, we had no cash and no assets. As of March 31, 2004, we had an accumulated deficit of $2,103,256.

Item 3.   Controls and Procedures

      Our principal executive officer and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company's principal executive officer and principal financial officer has concluded that the Company's controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report. During the period covered by this report, there have not been any significant changes in our internal controls or, to my knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.


Item 2.  Changes in Securities and Use of Proceeds

         None.


Item 3.  Defaults in Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

         31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

         31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer

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

                                      COMPUPRINT, INC.

Dated:  June 2, 2004                  By: /s/David R. Allison
                                      ----------------------------------
                                      David R. Allison
                                      Chief Executive Officer