Form 10QSB
period 2004-06-30
COMPUPRINT INC
filed 2004-08-20
CIK 1084828

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                                       or

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-1940918
         --------------                                         ----------
(State or other jurisdiction of                            (I.R.S. or Employer
incorporation or organization)                             Identification No.)

6040-A Six Forks Road, Suite 179
Raleigh, North Carolina                                           27609
----------------------------                                      -----
(Principal executive offices)                                  (Zip Code)

                                 (919) 872-0401
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of August 18, 2004, there were 3,892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                  June 30, 2004


                                TABLE OF CONTENTS

                                                                                   Page
Special Note Regarding Forward Looking Information..................................3


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet
                  As of June 30, 2004 (Unaudited)...................................4
      Statements of Operations (Unaudited)
                  For the Three and Six Months Ended June 30, 2004 and 2003.........5
      Statements of Cash Flows (Unaudited)
                  For the Six Months Ended June 30, 2004 and 2003...................6

      Notes to Financial Statements................................................7-8

      Item 2 - Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...........................................9

      Item 3 - Control and Procedures...............................................9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings....................................................10

      Item 2 - Changes in Securities and Use of Proceeds............................10

      Item 3 - Default in Senior Securities.........................................10

      Item 4 - Submission of Matters to a Vote of Security Holders..................10

      Item 5 - Other Information....................................................10

      Item 6 - Exhibits and Reports on Form 8-K.....................................10

      Signatures....................................................................11

                Special Note Regarding Forward-Looking Statements

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                  JUNE 30, 2004
                                   (Unaudited)

                                     Assets

  Other current assets                                              $       199
                                                                    -----------
    Total Assets                                                            199
                                                                    ===========

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Accounts payable and accrued expenses                            $    18,044
   Advances from shareholder                                            384,948
                                                                    -----------

    Total current liabilities                                           402,992
                                                                    -----------

Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
       no shares isued and outstanding                                       --
   Common stock; $.0001 par value, 9,000,000 shares authorized;
       3,892,277 shares issued and outstanding                              389
   Additional paid-in capital                                         1,717,919
   Accumulated deficit                                               (2,121,101)
                                                                    -----------

    Total stockholders' deficit                                        (402,793)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit                     $       199
                                                                    ===========

                        See notes to financial statements

                                COMPUPRINT, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For The Three Months Ended        For The Six Months Ended
                                                                              June 30,                         June 30,
                                                                   ----------------------------      ----------------------------
                                                                       2004             2003            2004             2003
                                                                   -----------      -----------      -----------      -----------
Revenues                                                           $        --      $        --      $        --      $        --
                                                                   -----------      -----------      -----------      -----------

Operating expenses:
  Selling, general and administrative                                   17,845           20,000           37,240           79,566
                                                                   -----------      -----------      -----------      -----------

     Total operating expenses                                           17,845           20,000           37,240           79,566
                                                                   -----------      -----------      -----------      -----------

Loss before discontinued operations                                    (17,845)         (20,000)         (37,240)         (79,566)

Discontinued operations:
    Loss from discontinued operations                                       --         (136,380)              --         (227,455)
                                                                   -----------      -----------      -----------      -----------

Net loss                                                           $   (17,845)     $  (156,380)     $   (37,240)     $  (307,021)
                                                                   ===========      ===========      ===========      ===========

Net loss per common share - basic and diluted
    Loss from operation                                            $     (0.00)     $     (0.02)     $     (0.01)     $     (0.09)
    Loss from discontinued oeprations                                       --            (0.16)              --            (0.25)
                                                                   -----------      -----------      -----------      -----------

    Net loss per share                                             $     (0.00)     $     (0.18)     $     (0.01)     $     (0.34)
                                                                   ===========      ===========      ===========      ===========

Weighted average common shares outstanding - basic and diluted       3,892,277          892,277        3,892,277          892,277
                                                                   ===========      ===========      ===========      ===========

            See notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        For the Six Months
                                                                          Ended June 30,
                                                                     ------------------------
                                                                       2004            2003
                                                                     ---------      ---------
Cash flows from operating activities:
   Net loss from continuing operations                               $ (37,240)     $ (79,566)
     Adjustments to reconcile net loss to cash used in
     operating activities:
       Depreciation and amortization                                        --          1,276

     Changes in operating assets and liabilities:
       Due from Escrow                                                    (199)            --
       Accounts payable and accrued expenses                            20,316         84,891
                                                                     ---------      ---------

Net cash used in continuing operating activities                       (17,123)         6,601
                                                                     ---------      ---------

  Loss from discontinued operations                                         --       (227,455)
   Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
       Amortization of discount                                             --         80,763
       Decrease in net assets from discontinued operations                  --         50,740
                                                                     ---------      ---------

Net cash provided by discontinued operating activities                      --        (95,952)
                                                                     ---------      ---------

Net cash used in operating activities                                  (17,123)       (89,351)
                                                                     ---------      ---------

Cash flows from financing activities:
   Bank overdraft                                                           --            179
   Proceeds from notes payable                                              --         35,000
   Advances from shareholder                                            17,123             --
                                                                     ---------      ---------

Net cash provided by financing activities                               17,123         35,179
                                                                     ---------      ---------

Net decrease in cash                                                        --        (54,172)

Cash, beginning of year                                                     --         54,172
                                                                     ---------      ---------

Cash, end of period                                                  $      --      $      --
                                                                     =========      =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                            $      --      $      --
                                                                     =========      =========

Supplemental disclosure of non-cash financing activities:
   Accrued interest payable added to principle of notes payable      $      --      $  34,468
                                                                     =========      =========

                        See notes to financial statements

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (Unaudited)


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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 3 - LIQUIDITY

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,121,101 and a negative working capital of $402,793 at June 30, 2004 and has incurred an operating loss of $37,240 for the six months ended June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

                                  COMPUPRINT, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    June 30, 2004
                                     (Unaudited)

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

NOTE 6 - RELATED PARTY

      In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $384,948. The advance from the shareholder currently bears no interest and is payable upon demand.

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

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      The Company's net loss during the six months ended June 30, 2004 was $37,240 compared to a loss during the six months ended June 30, 2003 of $307,021.

Liquidity and Capital Resources

      Management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Management is searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock. As of June 30, 2004, we had assets of $199 due from escrow. As of June 30, 2004, we had an accumulated deficit of $2,121,101.

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

                                     COMPUPRINT, INC.


Dated:  August 18, 2004              By: /s/ David R. Allison
                                         ---------------------------
                                             David R. Allison
                                             Chief Executive Officer