Form 10QSB
period 2004-09-30
COMPUPRINT INC
filed 2004-11-17
CIK 1084828

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2004

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to _____________

                        Commission file number 333-90272


                                COMPUPRINT, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                         56-1940918
         --------------                                         ----------
(State or other jurisdiction of                            (I.R.S. or Employer
incorporation or organization)                             Identification No.)


6040-A Six Forks Road, Suite 179
Raleigh, North Carolina                                         27609
---------------------------------                              --------
(Principal executive offices)                                 (Zip Code)


                                 (919) 872-0401
                                 --------------
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 15, 2004, there were 3,892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

                                                                            Page

Special Note Regarding Forward Looking Information...........................3

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

      Balance Sheet
          As of September 30, 2004 (Unaudited)................................4
      Statements of Operations (Unaudited)
          For the Three and Nine Months Ended September 30, 2004 and 2003.....5
      Statements of Cash Flows (Unaudited)
          For the Nine Months Ended September 30, 2004 and 2003...............6

      Notes to Financial Statements (Unaudited).............................7-8

      Item 2 - Management's Discussion and Analysis of Financial Condition or
                   Plan of Operations.........................................9

      Item 3 - Control and Procedures.........................................9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings..............................................10

      Item 2 - Changes in Securities and Use of Proceeds......................10

      Item 3 - Default in Senior Securities...................................10

      Item 4 - Submission of Matters to a Vote of Security Holders............10

      Item 5 - Other Information..............................................10

      Item 6 - Exhibits and Reports on Form 8-K...............................10

      Signatures..............................................................11

                Special Note Regarding Forward-Looking Statements

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation."

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                COMPUPRINT, INC.
                                  Balance Sheet
                               September 30, 2004
                                   (Unaudited)

                                     Assets
                                     ------

  Other current assets                                              $       969
                                                                    -----------
    Total Assets                                                    $       969
                                                                    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
   Accounts payable and accrued expenses                            $       660
   Advances from shareholder                                            404,926
                                                                    -----------

    Total current liabilities                                           405,586
                                                                    -----------

Stockholders' Deficit:
   Preferred stock; $.0001 par value, 1,000,000 shares authorized,
       no shares isued and outstanding                                       --
   Common stock; $.0001 par value, 9,000,000 shares authorized;
       3,892,277 shares issued and outstanding                              389
   Additional paid-in capital                                         1,717,919
   Accumulated deficit                                               (2,122,925)
                                                                    -----------

    Total stockholders' deficit                                        (404,617)
                                                                    -----------

    Total Liabilities and Stockholders' Deficit                     $       969
                                                                    ===========

                        See notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Operations
                                   (Unaudited)

                                                                For The Three Months Ended    For The Nine Months Ended
                                                                      September 30,                  September 30,
                                                                --------------------------    -------------------------

                                                                    2004           2003           2004           2003
                                                                -----------    -----------    -----------    -----------
Revenues                                                        $        --    $        --    $        --    $        --
                                                                -----------    -----------    -----------    -----------
Operating expenses:
  General and administrative                                          1,824         10,000         39,064         89,455
                                                                -----------    -----------    -----------    -----------

     Total operating expenses                                         1,824         10,000         39,064         89,455
                                                                -----------    -----------    -----------    -----------

Loss before discontinued operations and extraordinary item           (1,824)       (10,000)       (39,064)       (89,455)
                                                                -----------    -----------    -----------    -----------
Discontinued operations:
    Gain on disposal of discontinued operations                                     37,701                        37,701
    Loss from discontinued operations                                    --        (25,697)            --       (253,263)
                                                                -----------    -----------    -----------    -----------

Income (loss) from discontinued operations                               --         12,004             --       (215,562)
                                                                -----------    -----------    -----------    -----------

Income (loss) before extraordinary item                              (1,824)         2,004        (39,064)      (305,017)
    Extraordinary item - Gain on early extinguishment of debt            --        498,220             --        498,220
                                                                -----------    -----------    -----------    -----------

Net income (loss)                                               $    (1,824)   $   500,224    $   (39,064)   $   193,203
                                                                ===========    ===========    ===========    ===========
Net income (loss) per common share - basic
    Loss from operation                                         $     (0.00)   $     (0.01)   $     (0.01)   $     (0.10)
    Income (loss) from discontinued operations                           --           0.01             --          (0.24)
    Income from extraordinary item                                       --           0.56             --           0.56
                                                                -----------    -----------    -----------    -----------

    Net income (loss) per share - basic                         $     (0.00)   $      0.56    $     (0.01)   $      0.22
                                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding - basic                3,892,277        892,277      3,892,277        892,277
                                                                ===========    ===========    ===========    ===========
Net income (loss) per common share - diluted
    Loss from operation                                         $     (0.00)   $     (0.00)   $     (0.01)   $     (0.08)
    Income (loss) from discontinued operations                           --           0.01             --          (0.18)
    Income from extraordinary item                                       --           0.42             --           0.43
                                                                -----------    -----------    -----------    -----------

    Net income (loss) per share - diluted                       $     (0.00)   $      0.43    $     (0.01)   $      0.17
                                                                ===========    ===========    ===========    ===========

Weighted average common shares outstanding - diluted              3,892,277      1,176,122      3,892,277      1,169,814
                                                                ===========    ===========    ===========    ===========

                        See notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                                     For the Nine Months
                                                                     Ended September 30,
                                                                   ---------------------
                                                                      2004         2003
                                                                   --------    ---------
Cash flows from operating activities:
  Income (loss) from continuing operations                         $(39,064)   $ 408,765
     Adjustments to reconcile income (loss) from continuing
     operations to net cash used in operating activities:
       Forgiveness of debt                                               --     (498,220)

     Changes in operating assets and liabilities:
       Other current assets                                            (969)          --
       Accounts payable and accrued expenses                            660           --
                                                                   --------    ---------

Net cash used in continuing operating activities                    (39,373)     (89,455)
                                                                   --------    ---------

  Loss from discontinued operations                                      --     (215,562)
   Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
       Decrease in net assets from discontinued operations               --       35,227
                                                                   --------    ---------

Net cash used in discontinued operating activities                       --     (180,335)
                                                                   --------    ---------

Net cash used in operating activities                               (39,373)    (269,790)
                                                                   --------    ---------

Cash flows from financing activities:
   Bank overdraft                                                        --        1,114
   Payment on notes payables                                             --     (278,866)
   Proceeds from notes payable                                           --       35,000
   Advances from shareholder                                         39,373      459,778
                                                                   --------    ---------

Net cash provided by financing activities                            39,373      217,026
                                                                   --------    ---------

Net decrease in cash                                                     --      (52,764)

Cash, beginning of year                                                  --       54,172
                                                                   --------    ---------

Cash, end of period                                                $     --    $   1,408
                                                                   ========    =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                          $     --    $   2,036
                                                                   ========    =========

Supplemental disclosure of non-cash financing activities:
   Accrued interest payable added to principal of notes payable    $     --    $  34,467
                                                                   ========    =========
   Forgiveness of accounts payable for sale of net assets          $     --    $  43,294
                                                                   ========    =========

                        See notes to financial statements

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004.

NOTE 3 - LIQUIDITY

      The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,122,925 and a negative working capital of $404,617 at September 30, 2004 and has incurred an operating loss of $39,064 for the nine months ended September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

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

NOTE 6 - RELATED PARTY

      In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $404,926. The advance from the shareholder currently bears no interest and is payable upon demand.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      For the nine months ended September 30, 2004, general and administrative expenses amounted to $39,064 as compared to $89,455 for the nine months ended September 30, 2003, a decrease of $50,391. General and administrative expenses consisted primarily of professional fees incurred in connection the sale of our business and for our SEC filings.

      For the nine months ended September 30, 2003, we had a loss from discontinued operations of $215,562 related to our sold business.

      During the nine months ended September 30, 2003, we recorded a gain of $498,220 related to the early extinguishment of debt.

      The Company's net loss during the nine months ended September 30, 2004 was $39,064 or $(0.01) per share compared to net income during the nine months ended September 30, 2003 of $193,203 or $.22 per shares (basic).

Liquidity and Capital Resources

      Management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Management is searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock. As of September 30, 2004, we had no cash and we had an accumulated deficit of $2,122,925.

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

                                          COMPUPRINT, INC.


Dated:  November 17, 2004            By: /s/ David R. Allison
                                     ----------------------------------
                                     David R. Allison
                                       Chief Executive Officer