Form 10KSB
period 2004-12-31
COMPUPRINT INC
filed 2005-04-15
CIK 1084828

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number 333-90272

                                COMPUPRINT, INC.

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

         6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609
               (Address of principal executive offices)(Zip Code)

                    Issuer's telephone number (919) 872-0401

           Securities registered under Section 12(b) of the Act: None

           Securities registered under Section 12(g) of the Act: None

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

As of March 16, 2005, there were 3,892,277 shares of the registrant's common stock, par value $0.0001, issued and outstanding. Of these, 892,277 shares are held by non affiliates of the registrant. The market value of securities held by non-affiliates is approximately $89,227 based on a market value per share of $.10 based on the recent sale price per share of the registrant's common stock on March 16, 2005.

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

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption

      Special Note Regarding Forward-Looking Statements

PART I

     1.  Description of Business

     2.  Description of Property

     3.  Legal Proceedings

     4.  Submission of Matters to a Vote of Security Holders

PART II

     5.  Market for Common Equity and Related shareholder Matters

     6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     7.  Financial Statements

     8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     8A. Controls and Procedures

PART III

     9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     10. Executive Compensation

     11. Security Ownership of Certain Beneficial Owners and Management

     12. Certain Relationships and Related Transactions

     13. Exhibits

     14. Principal Accountant Fees and Services

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

                          RISKS CONCERNING OUR BUSINESS

         Lack of Profit from Operations.

CompuPrint is not currently profitable. It has not been profitable since 1997. If we are not able to generate a profit, we may be forced to cease operations.

         We are dependent upon David R. Allison, and any reduction in his role in compuprint would have a material adverse effect.

The success of CompuPrint is dependent on the vision, knowledge, business relationships and abilities of CompuPrint's president, CFO and Chairman of the Board of Directors, David R. Allison. Any reduction of Mr. Allison's role in our business would have a material adverse effect on us. We have neither an employment contract with Mr. Allison nor key man life insurance policy for Mr. Allison.

         We Have Been Dependent Upon Private Placements and Affiliate/Interested Party Transactions for Working Capital, and if We Have Difficulty In Obtaining Additional Funding, if Required, It May Be Difficult For Us To Continue Our Operations.

We have been dependent upon proceeds from private offerings of our stock and from debt offerings to our officers and directors. If additional funds are needed, we may have difficulty obtaining them, and we may have to accept terms that would adversely affect our shareholders. For example, the terms of any future financings may impose restrictions on our right to declare dividends or on the manner in which we conduct our business. Also, lending institutions or private investors may impose restrictions on future decisions by us to make capital expenditures, acquisitions or asset sales. As a result, it may be difficult for us to continue our operations, which may result in a complete loss of your investment.

We may not be able to locate additional funding sources at all or on acceptable terms. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

         Unless a Public Market Continues for Our Common Stock, You May Not Be Able To Sell Your Shares and You Could Lose Your Investement.

There has been no significant public market for our common stock. An active trading market may never develop or, if developed, it may not be maintained. Failure to develop or maintain an active trading market could negatively affect the price of our securities, and you may be unable to sell your shares. As a result, you could lose your investement.

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

                                  OUR BUSINESS

         The Company

Prior to 2002, we were a remanufacturer and distributor of laser and ink jet printer cartridges. Prior to 2003, we repaired and marketed laser printers, and collected empty laser and ink jet cartridges for reuse. Our most recent business plan consists of the sale of laser and ink jet printer cartridges through independent sales representatives who are compensated on a commission basis. The Company is also seeking to acquire another business.

On August 19, 2003, the Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiving debt, resulting in a gain of $37,701.

         Employees

As of March 16, 2005, the Company had no full-time employees.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED shareholder MATTERS

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

                                                         Common Stock
                                                    ----------------------
                                                    High               Low
                                                    ----               ---

Year Ended December 31, 2003
----------------------------

First Quarter                                       .25                .05

Second Quarter                                      .06                .05

Third Quarter                                       .06                .06

Fourth Quarter                                      .15                .06

Year Ended December 31, 2004
----------------------------

First Quarter                                       .15                .15

Second Quarter                                      .15                .07

Third Quarter                                       .10                .10

Fourth Quarter                                      .10                .10

On March 16, 2004, the closing bid price for our common stock was $.10.

HOLDERS

There are approximately 7 record holders of common equity.

We have outstanding 3,892,277 shares of our common stock. Of these shares, 892,277 shares, will be freely tradable without restriction under the Securities Act unless held by our "affiliates" as that term is defined in Rule 144 under the Securities Act. These shares will be eligible for sale in the public market, subject to certain volume limitations and the expiration of applicable holding periods under Rule 144 under the Securities Act. Non-affiliates currently hold 892,277 shares of our common stock. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year (including the holding period of any prior owner or affiliate) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of (1) 1% of the number of shares of common stock then outstanding or (2) the average weekly trading volume of the common stock during the four calendar weeks preceding the filing of a Form 144 with respect to such sale. Sales under Rule 144 are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who is not deemed to have been an affiliate of ours at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years (including the holding period of any prior owner except an affiliate), is entitled to sell such shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                                    OVERVIEW

We were incorporated under the laws of North Carolina on September 15, 1995. We were a distributor of laser and ink jet printer cartridges. We also engaged in the recycling of printer cartridges. Our most recent business plan consists of the sale of laser and ink jet printer cartridges through independent sales representatives who are compensated on a commission basis. We are also seeking to acquire another business.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Loss from discontinued operations during the year ended December 31, 2004 (the "2004 Period") was $0 compared to loss from discontinued operations during the year ended December 31, 2003 (the "2003 Period") of $223,964.

The Company realized a gain on the disposal of discontinued operations during the 2003 Period of $37,701 with no comparable gain during the 2004 Period.

The Company realized a gain on the early extinguishment of debt during the 2003 Period of $426,220 with no comparable gain during the 2004 Period.

The Company's net income during the 2003 Period was $102,801 compared to a loss during the 2004 Period of $49,879, as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our management believes that we will require additional funding for working capital in order to sustain its operations. We are also searching for a business to acquire in exchange for shares of our common stock.

As of December 31, 2004, we had no cash and no other assets. As of December 31, 2004, we had an accumulated deficit of $2,133,740.

ITEM 7. FINANCIAL STATEMENTS

The financial statements included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Rogoff & Co., P.C. was our independent certifying accountant for the fiscal years ended December 31, 2001 and 2002.

On February 10, 2004, Rogoff & Co., P.C. declined to stand for reappointment as our certifying accountant. Subsequently, we engaged Sherb & Co., LLP, 805 Third Avenue, New York, NY 10022 as our certifying accountant for the fiscal year ending December 31, 2003. The appointment of Sherb & Co., LLP was approved by our board of directors.

The reports of Rogoff & Co., P.C. on our financial statements for the fiscal years ended December 31, 2001 and 2002 when issued, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of Rogoff & Co., P.C. for the fiscal year ended December 31, 2002 included a qualification in which Rogoff & Co., P.C. noted substantial doubt about our ability to continue as a going concern.

In connection with the audits of the fiscal years ended December 31, 2001 and 2002 and during the subsequent interim period preceding its declination, there were no disagreements between us and Rogoff & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rogoff & Co., P.C. to make reference to the subject matter of the disagreement in connection with its reports.

In connection with the audits of the fiscal years ended December 31, 2001 and 2002, and during the subsequent interim period preceding its dismissal, Rogoff & Co., P.C. did not advise us that:

(A) internal controls necessary for us to develop reliable financial statements did not exist;

(B) information had come to its attention that led it to no longer to be able to rely on our management's representations or made it unwilling to be associated with the financial statements prepared by management;

(C) there was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause it to be unwilling to rely on management's representations or be associated with the our financial statements.

Prior to engaging Sherb & Co., LLP, we did not consult with it regarding the application of accounting principles to a specific or completed transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES.

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported as of the end of the period covered by this report.

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

Name                        Age       Position
----                        ---       --------
David R. Allison            57        President, CFO and Director

DAVID R. ALLISON, President, CFO and Chairman of the Board of Directors since August, 2000. From September, 1999 to July 2000 he was vice president of sales for CompuPrint. From 1993 to August 1999 he was vice president of Custom Craft Packaging, Inc. From 1985 to 1993 he was the founder and president of Com-Tech Packaging, Inc. Mr. Allison graduated from the University of Denver with a B.S. degree in Business Administration in 1971.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table shows compensation earned during the fiscal years ended December 31, 2004, 2003 and 2002 by our president and chief executive officer.

                           SUMMARY COMPENSATION TABLE


                                                                                 Long Term Compensation
                                          Annual Compensation                 Awards                 Payouts
                                                                         Restricted   Securities               All Other
                                                         Other Annual       Stock     Underlying     LTIP       Compen-
           Name &                     Salary    Bonus    Compensation      Awards      Options/     Payouts     sation
     Principal Position        Year     ($)      ($)          ($)            ($)       SARs (#)       ($)         ($)
David R. Allison               2004     -0-      -0-          -0-            -0-          -0-         -0-         -0-
President, Treasurer and
Secretary
                               2003     -0-      -0-          -0-            -0-          -0-         -0-         -0-
                               2002     -0-      -0-          -0-            -0-          -0-         -0-         -0-


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 10, 2004 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group:


                                                              AMOUNT OF COMMON       PERCENT OF CLASS
NAME AND ADDRESS OF             EXECUTIVE OFFICE HELD        STOCK BENEFICIALLY          OF COMMON
BENEFICIAL OWNER (1)                  (IF ANY)                    OWNED (2)              STOCK (3)
--------------------                  --------                    ---------              ---------
David R. Allison          President, CEO and Director            3,000,000                 77.1%

All Executive Officers and Directors
as a Group (1 person)                                            3,000,000                 77.1%


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

(3) Percentages are based on a total of 3,892,277 shares of common stock outstanding on March 16, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS

(a) The following documents are filed as part of this report.

1.    Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

2. Exhibits

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

(b) Reports on Form 8 K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the audit of the Registrant's annual financial statements and review of the financial statements included in the Registrant's Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $29,000.

(2) Audit Related Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for audit related services for fiscal years 2004 and 2003 were $15,500.

(3) Tax Fees

The aggregate fees billed for professional services rendered by Sherb & Co., LLP for the preparation of the registrant's tax returns, including tax planning for fiscal years 2004 and 2003 were $1,500.

(4) All Other Fees

None.

(5) Audit Committee Policies and Procedures

The Registrant does not have an audit committee. The Board of Directors of the Registrant approved all of the services rendered to the Registrant by Sherb & Co., LLP for fiscal years 2004 and 2003.

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                COMPUPRINT, INC.

Dated: April 14, 2005               By: /s/ David R. Allison
                                        -------------------------------
                                    David R. Allison
                                    President, Chief Executive
                                    Officer, Chief Financial
                                    Officer, Treasurer and Sole
                                    Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April 2005.

By: /s/ David R. Allison
    -------------------------------
David R. Allison
President, Chief Executive Officer,
Chief Financial Officer, Treasurer
And Sole Director

                                COMPUPRINT, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                December 31, 2004

Report of Independent Registered Public Accounting Firm......................F-2

Balance Sheet as of December 31, 2004 .......................................F-3

Statements of Operations for the years ended December 31, 2004 and 2003 ..................................................................F-4

Statement of Shareholders' Deficit For the years
  ended December 31, 2004 and 2003...........................................F-5

Statements of Cash Flows for the years ended December 31, 2004 and 2003 ..................................................................F-6

Notes to Financial Statements .......................................F-7 to F-10

             Report of Independent Registered Public Accounting Firm

The shareholders and Board of Directors
of CompuPrint, Inc.

      We have audited the accompanying consolidated balance sheet of Compuprint, Inc. as of December 31, 2004 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Compuprint, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a shareholder's deficit of $415,432 and a working capital deficiency of $415,432 at December 31, 2004, had net losses and cash used in operations of $49,879 and $43,287, respectively, in 2004. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/Sherb & Co., LLP
                                                    Certified Public Accountants
Boca Raton, Florida
April 14, 2005

                                COMPUPRINT, INC.
                                  Balance Sheet
                                December 31, 2004

                                     Assets
Other current assets                                                $       969
                                                                     -----------
 Total Assets                                                       $       969
                                                                    ===========
                      Liabilities and Shareholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                             $     7,561
  Advances from shareholder                                             408,840
                                                                     -----------
  Total current liabilities                                            416,401
                                                                     -----------
Shareholders' Deficit:
  Preferred stock; $.0001 par value, 1,000,000 shares authorized,
      no shares isued and outstanding                                         -
  Common stock; $.0001 par value, 9,000,000 shares authorized;
      3,892,277 shares issued and outstanding                               389
  Additional paid-in capital                                          1,717,919
  Accumulated deficit                                                (2,133,740)
                                                                     -----------

  Total shareholders' deficit                                          (415,432)
                                                                     -----------
  Total Liabilities and Shareholders' Deficit                       $       969
                                                                    ===========

               See accompanying notes to financial statements F-3

                                COMPUPRINT, INC.
                            Statements of Operations

                                                                 For The Years Ended
                                                                     December 31,
                                                                 ----------------------
                                                                    2004         2003
                                                                 ----------   ---------

Revenues                                                     $        --    $        --
Operating expenses:
  General and administrative                                      49,879         99,455
                                                                 ----------   ---------
     Total operating expenses                                     49,879         99,455
                                                                 ----------   ---------
Loss from operations                                             (49,879)       (99,455)
    Gain on early extinguishment of debt                              --        426,220
                                                                 ----------   ---------
Income (loss) before discontinued operations                     (49,879)       326,765
                                                                 ----------   ---------
Discontinued operations:
    Gain on disposal of discontinued operations                                  37,701
    Loss from discontinued operations                                 --       (261,665)
                                                                 ----------   ---------
Loss from discontinued operations                                     --       (223,964)
                                                                 ----------   ---------
Net income (loss)                                            $   (49,879)   $   102,801
                                                                 ==========   =========
Net income (loss) per common share - basic
    Income (loss) from operation                             $     (0.01)   $      0.36
    Loss from discontinued operations                                 --          (0.24)
                                                                 ----------   ---------
    Net income (loss) per share - basic                      $     (0.01)   $      0.12
                                                                 ==========   =========
Weighted average common shares outstanding - basic             3,892,277        916,935
                                                                 ==========   =========
Net income (loss) per common share - diluted
    Income (loss) from operation                             $     (0.01)   $      0.36
    Loss from discontinued operations                                 --          (0.24)
                                                                 ----------   ---------
    Net income (loss) per share - diluted                    $     (0.01)   $      0.12
                                                                 ==========   =========
Weighted average common shares outstanding - diluted           3,892,277        916,935
                                                                 ==========   =========

                 See accompanying notes to financial statements
                              F-4


                  COMPUPRINT, INC.
         Statement of Shareholders' Deficit
   For the Years Ended December 31, 2004 and 2003

                                                Common Stock           Additional                           Total
                                            ---------------------       Paid-in      Accumulated         Shareholders'
                                             Shares      Amount          Capital       Deficit             Deficit
                                           ----------   ---------  --------------  -------------      ---------------
Balance, January 1, 2003                      892,277   $   89     $   1,538,219    $(2,186,662)       $  (648,354)
Issuance of common stock for services       3,000,000      300           179,700             --            180,000
Net income                                         --       --                --        102,801            102,801
                                           ----------   ---------  --------------  -------------      ---------------
Balance, December 31, 2003                  3,892,277      389         1,717,919     (2,083,861)          (365,553)
Net loss                                           --       --                --        (49,879)           (49,879)
                                           ----------   ---------  --------------  -------------      ---------------
Balance, December 31, 2004                  3,892,277   $  389     $   1,717,919    $(2,133,740)       $  (415,432)
                                           ===========  =========  ==============  =============      ===============

                 See accompanying notes to financial statements.
                                       F-5

                                COMPUPRINT, INC.
                            Statements of Cash Flows
                                                                                     For the Years
                                                                                  Ended December 31,
                                                                                -----------------------
                                                                                   2004         2003
                                                                                ----------   ----------
Cash flows from operating activities:
 Income (loss) from continuing operations                                       $ (49,879)   $  398,765
   Adjustments to reconcile income (loss) from continuing
   operations to net cash used in operating activities:
    Forgiveness of debt                                                                 --     (498,220)
    Common stock issued for services                                                    --      180,000
   Changes in operating assets and liabilities:
    Other current assets                                                             (969)           --
    Accounts payable and accrued expenses                                           7,561            --
                                                                                ----------   ----------
Net cash provided by (used in) continuing operating activities                    (43,287)       80,545
                                                                                ----------   ----------
 Loss from discontinued operations                                                      --     (295,964)
  Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
       Decrease in net assets from discontinued operations                              --       39,560
                                                                                ----------   ----------
Net cash used in discontinued operating activities                                      --     (256,404)
                                                                                ----------   ----------
Net cash used in operating activities                                             (43,287)    (175,859)
                                                                                ----------   ----------
Cash flows from financing activities:
   Payment on notes payables                                                            --     (278,866)
   Proceeds from notes payable                                                          --       35,000
   Advances from shareholder                                                       43,287       365,553
                                                                                ----------   ----------
Net cash provided by financing activities                                          43,287       121,687
                                                                                ----------   ----------
Net decrease in cash                                                                    --      (54,172)

Cash, beginning of year                                                                 --       54,172
                                                                                ----------   ----------
Cash, end of year                                                               $       --   $       --
                                                                                ==========   ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                       $       --    $   2,036
                                                                                ==========   ==========
Supplemental disclosure of non-cash financing activities:
   Accrued interest payable added to principal of notes payable                 $       --    $  34,467
                                                                                ==========   ==========
   Forgiveness of accounts payable for sale of net assets                       $       --    $  43,294
                                                                                ==========   ==========

                 See accompanying notes to financial statements
                                       F-6

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,133,740 and a negative working capital of $415,432 at December 31, 2004 and has incurred an operating loss of $49,879 for the year ended December 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant shareholder sufficient to meet its minimal operating expenses.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications

Certain items for 2003 have been reclassified to comply with 2004 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

Income Taxes

Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

Earnings (Loss) Per Share

The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in FAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for accounts payable and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company is in process of evaluating the impact of this pronouncement on its financial position.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 4 -NOTES PAYABLE

In 2003, the Company extinguished approximately $642,000 of outstanding principal on notes payable and $63,000 of interest thereon by paying approximately $279,000 for the release of the obligations of the Company to the note holders. For the year ended December 31, 2003, in connection with the settlement of this debt, the Company recognized approximately $426,000 from forgiveness of the notes payable.

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

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

NOTE 6 - SHAREHOLDERS' DEFICIT

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

NOTE 7 - INCOME TAXES

At December 31, 2004, the Company had net operating loss carry forwards of approximately $50,000 for federal and state income tax purposes available to offset future taxable income expiring on various dates through 2024. During the year ended December 31, 2003, the Company had a more than 50% change in ownership, as defined in section 382 of the Internal Revenue Code ("IRC"). Following such a change in ownership, the IRC limits the annual utilization of the Company's net operating losses to the value of the Company at the date of change multiplied by the Federal long-term-tax exempt interest rate. However, in addition to the change in ownership, the Company did not continue its historical business after the change in ownership. Under Section 382(c)(1) of the IRC, the Company can no longer use its net operating losses.

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 as follows: he differences between the recorded income taxes (benefits) and the expected income taxes/(benefit) using a 40% effective tax rate are as follows:

                                                 Year Ended December 31,
                                             -------------------------------
                                                   2004             2003
                                             --------------    -------------
Expected income taxes (benefit)              $     (19,000)    $      41,000
Permanent differences                                     -           72,000
Utilization of net operating loss                         -        (113,000)
Change in valuation allowance                        19,000                -
                                             --------------     ------------
                                             $            -     $          -
                                             ==============     ============

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


NOTE 7 - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carry forward                                        $ 19,000
                                                             -------------------
Total gross deferred tax assets                                           19,000
Less valuation allowance
                                                                        (19,000)
Net deferred tax assets                                                 $      -
                                                             ===================

The valuation allowance at December 31, 2004 was $19,000. The increase during 2004 was $19,000.

In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portions or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income or changes in ownership or business during the periods in which the temporary differences become deductible. Due to the Company's continuing losses and recent change in ownership, it is more likely than not that the deferred tax assets will not be realized.

NOTE 8 - ADVANCES FROM SHAREHOLDER

In connection with the settlement of certain accounts payable and notes payable, from time to time, the majority shareholder has advanced the Company $408,840. The advances from the shareholder currently bear no interest and are payable upon demand.