Form 10QSB
period 2005-03-31
COMPUPRINT INC
filed 2005-05-17
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2005

                                       or

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 5, 2005, there were 3,892,277 shares of the registrant's common stock, par value $0.0001 issued and outstanding.

                                COMPUPRINT, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                 MARCH 31, 2005

                                TABLE OF CONTENTS


                                                                            Page

Special Note Regarding Forward Looking Information.............................3


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

   Balance Sheet
              As of March 31, 2005 (Unaudited).................................4
   Statements of Operations (Unaudited)
              For the Three months Ended March 31, 2005 and 2004...............5
   Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2005 and 2004...............6

   Notes to Financial Statements.............................................7-8

   Item 2 - Management's Discussion and Analysis of Financial Condition or
            Plan of Operations.................................................9

   Item 3 - Control and Procedures.............................................9

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................10

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.......10

   Item 3 - Default in Senior Securities......................................10

   Item 4 - Submission of Matters to a Vote of Security Holders...............10

   Item 5 - Other Information...................... ..........................10

   Item 6 - Exhibits..........................................................10

   Signatures.................................................................11

Special Note Regarding Forward-Looking Statements

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                                COMPUPRINT, INC.
                                  Balance Sheet
                                 March 31, 2005
                                   (Unaudited)


                                     Assets

  Other current assets                                              $       509
                                                                    -----------

    Total Assets                                                    $       509
                                                                    ===========

                     Liabilities and Stockholders' Deficit

Current liabilities:

   Accounts payable and accrued expenses                            $    32,278
   Advances from shareholder                                            408,840
                                                                    -----------

    Total current liabilities                                           441,118
                                                                    -----------

Stockholders' Deficit:

  Preferred stock; $.0001 par value, 1,000,000 shares authorized,
    no shares isued and outstanding                                          --
  Common stock; $.0001 par value, 9,000,000 shares authorized;
    3,892,277 shares issued and outstanding                                 389
  Additional paid-in capital                                          1,717,919
  Accumulated deficit                                                (2,158,917)
                                                                    -----------

  Total stockholders' deficit                                          (440,609)
                                                                    -----------

  Total Liabilities and Stockholders' Deficit                       $       509
                                                                    ===========



                        See notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Operations
                                   (Unaudited)


                                                For The Three Months Ended
                                                          March 31,
                                                --------------------------
                                                     2005          2004
                                                -----------    -----------

Revenues                                        $        --    $        --

Operating expenses:
 Selling, general and administrative                 25,177         19,395
                                                -----------    -----------
  Total operating expenses                           25,177         19,395
                                                -----------    -----------
Net loss                                        $   (25,177)   $   (19,395)
                                                ===========    ===========
Net loss per common share - basic and diluted   $    (0.006)   $    (0.005)
                                                ===========    ===========
Weighted average common shares outstanding -
 basic and diluted                                3,892,277      3,892,277
                                                ===========    ===========



                        See notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                      For the Three Months
                                                          Ended March
                                                      --------------------
                                                         2005       2004
                                                      --------    --------
Cash flows from operating activities:

 Net loss                                             $(25,177)   $(19,395)
  Adjustments to reconcile net loss to cash used in
  operating activities:
   Depreciation and amortization                            --

  Changes in operating assets and liabilities:

   Other current asset                                     460          --
   Accounts payable and accrued expenses                24,717       2,272
                                                      --------    --------
Net cash used in operating activities                       --     (17,123)
                                                      --------    --------
Cash flows from financing activities:
 Advances from shareholder                                  --      17,123
                                                      --------    --------
Net cash provided by financing activities                   --      17,123
                                                      --------    --------
Net decrease in cash                                        --          --

Cash, beginning of year                                     --
                                                      --------    --------
Cash, end of period                                   $     --    $     --
                                                      ========    ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest             $     --    $     --
                                                      ========    ========


                        See notes to financial statements

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

CompuPrint, Inc. (the "Company") was incorporated on September 15, 1995 in the State of North Carolina. On August 19, 2003, the Company sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiveness of debt. After the sale, the Company had no operations and is currently searching for new business opportunities in the laser and inkjet printer cartridge industry.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information read the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005.

NOTE 3 - LIQUIDITY

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $2,158,917 and a negative working capital of $440,609 at March 31, 2005 and has incurred an operating loss of $25,177 for the three months ended March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans include obtaining capital both from themselves and the significant stockholder sufficient to meet its minimal operating expenses.

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

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE 4 - SUMMARY OF SIGNIFANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

NOTE 5 - RELATED PARTY

In connection with the settlement of certain accounts payable and notes payable, the majority shareholder advanced the Company $408,840. The advance from the shareholder currently bears no interest and is payable upon demand.

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

The Company's net loss during the three months ended March 31, 2005 was $25,177 or $(0.006) per share compared to a net loss during the three months ended March 31, 2004 of $19,395 or $.005 per shares (basic).

Liquidity and Capital Resources

Management believes that we will require additional funding for working capital in order to sustain our operations while we seek opportunities. Management is searching for new business opportunities in the laser and inkjet printer cartridge business and a business to acquire in exchange for shares of its common stock. As of March 31, 2005, we had no cash balance and we had an accumulated deficit of $2,158,917.

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


                                COMPUPRINT, INC.

Dated: May 16, 2005             By: /s/ David R. Allison
                                     ----------------------------------
                                     David R. Allison
                                     Chief Executive Officer