Form 10QSB
period 2005-06-30
COMPUPRINT INC
filed 2005-09-22
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                        Commission file number: 333-90272
                                -----------------

                                COMPUPRINT, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                           56-1940918
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                 99 Park Avenue, 16th Floor, New York, NY 10016
                    (Address of principal executive offices)

                                 (212) 286-9197
                           (Issuer's telephone number)

         6040-A Six Forks Road, Suite 179, Raleigh, North Carolina 27609
                     (Former name, former address and former
                   fiscal year, if changed since last report)
                                -----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 10, 2005, the issuer had 41,333,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_|   No |X|

                                COMPUPRINT, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements                                                                3
             Statements of Operation - Six Months Ended June 20, 2005 and 2004                                3
             Balance Sheets - June 30, 2005 and December 31, 2004                                             4
             Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004                               6
             Notes to Consolidated Financial Statements                                                       7
Item 2.      Management's Discussion and Analysis of Financial Condition or Plan of                           11
             Operations
Item 3.      Controls and Procedures                                                                          15

PART II.     OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                      16
Item 5.      Other Information                                                                                16
Item 6.      Exhibits                                                                                         16

Signatures                                                                                                    18

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                           JUNE 30,                            JUNE 30,
                                ----------------------------        ----------------------------
                                    2005            2004                2005            2004
                                ------------    ------------        ------------    ------------
REVENUES                        $         --    $         --        $    100,000    $         --


COST OF REVENUES                          --              --              70,000              --
                                ------------    ------------        ------------    ------------

GROSS PROFIT                              --              --              30,000              --

OPERATING EXPENSES                   371,654          17,845             573,068          37,240
                                ------------    ------------        ------------    ------------

OPERATING LOSS BEFORE
   PROVISION FOR INCOME TAXES       (371,654)        (17,845)           (543,068)        (37,240)

PROVISION FOR INCOME TAXES                --              --                  --              --
                                ------------    ------------        ------------    ------------

NET LOSS                        $   (371,654)   $    (17,845)       $   (543,068)   $    (37,240)
                                ============    ============        ============    ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED            $      (0.02)   $      (0.01)       $      (0.04)   $      (0.01)
                                ============    ============        ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING -
   BASIC AND DILUTED              21,584,205       3,892,277          12,787,114       3,892,277
                                ============    ============        ============    ============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   JUNE 30,          DECEMBER 31,
                                                    2005                2004
                                               ----------------   ----------------
                                                 (Unaudited)    (Derived From Audited
                                                                Financial Statements)
                                     ASSETS
                                     ------
CURRENT ASSETS
--------------

   Cash                                        $      1,390,762   $             --
   Accounts receivable                                   85,950                 --
   Deferred costs                                       217,780                 --
   Prepaid expenses and other current assets            123,747                969
                                               ----------------   ----------------

     TOTAL CURRENT ASSETS                             1,818,239                969

PROPERTY AND EQUIPMENT, Net of
   accumulated depreciation of $920                      32,217                 --
                                               ----------------   ----------------

    TOTAL ASSETS                               $      1,850,456   $            969
                                               ================   ================

(Continue on next page)

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                JUNE 30,          DECEMBER 31,
                                                                 2005                2004
                                                            ---------------    ---------------
                                                             (Unaudited)    (Derived From Audited
                                                                             Financial Statements)
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
           ----------------------------------------------
CURRENT LIABILITIES
-------------------

   Accounts payable and accrued expenses                    $       370,168    $         7,561
   Deferred revenue                                                 515,150                 --
   Advances from shareholder                                        408,840
                                                            ---------------    ---------------

     TOTAL CURRENT LIABILITIES                                      885,318            416,401
                                                            ---------------    ---------------

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

   Preferred stock; $.0001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                       --                 --
   Common stock; $.0001 par value:
      Shares authorized: 100,000,000 in 2005;
         9,000,000 in 2004
      Shares issued and outstanding: 41,333,338 in
         2005; 3,892,277 in 2004                                      4,133                389
   Additional paid-in capital                                     3,673,813          1,717,919
   Accumulated deficit                                           (2,676,808)        (2,133,740)
                                                            ---------------    ---------------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           965,138           (415,432)
                                                            ---------------    ---------------

     TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY (DEFICIT)                                    $     1,850,456    $           969
                                                            ===============    ===============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        --------------------------
                                                                            2005           2004
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $  (543,068)   $   (37,240)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                           920             --
         Changes in assets and liabilities:
            (Increase) decrease in assets:
               Accounts receivable                                          (85,950)            --
               Deferred costs                                              (217,780)            --
               Prepaid expenses and other current assets                   (123,747)            --
               Due from escrow                                                   --           (199)
            Increase (decrease) in liabilities:
               Accounts payable and accrued expenses                        370,168         20,316
               Deferred revenue                                             515,150             --
                                                                        -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                       (84,307)       (17,123)
                                                                        -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Purchase of property and equipment                                       (33,137)            --
                                                                        -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             1,508,206             --
   Advances from shareholder                                                     --         17,123
                                                                        -----------    -----------


NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,508,206         17,123
                                                                        -----------    -----------

NET CHANGE IN CASH                                                        1,390,762             --
                                                                        -----------    -----------

CASH - BEGINNING OF PERIOD                                                       --             --



CASH - END OF PERIOD                                                    $ 1,390,762    $        --
                                                                        ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
      Interest                                                          $        --    $        --

      Income taxes                                                      $        --    $        --


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
   Advances from shareholder ($408,840) and other liabilities, net ($6,592) applied to additional paid-in capital in connection
        with reverse merger                                             $   415,432    $        --


See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION

         The consolidated balance sheet of CompuPrint, Inc. ("CompuPrint") and Subsidiaries (collectively, the "Company") as of June 30, 2005, and the related statements of operations and cash flows for the three months and six months ended June 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as well as the audited financial statements and notes for the period ended April 30, 2005 of Terra Insight Corporation (see "Reverse Merger" Note below), which was included in Form 8-K/A filed on August 5, 2005 with the Commission.

         Principal Business Activity
         ---------------------------

         The Company, through its wholly owned subsidiary Terra Insight Corporation ("Terra"), provides mapping, surveying and analytical services to exploration, drilling and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to its customers utilizing services provided to the Company through a services arrangement whereby the Company outsources the mapping, surveying and analytical services to a related entity.

         Basis of Consolidation
         ----------------------

         The consolidated financial statements include the accounts of CompuPrint and its wholly owned subsidiaries, Terra Insight Corporation and Terra Resources, Inc, which was inactive as of June 30, 2005.
         All significant inter-company transactions have been eliminated in consolidation.


2.       REVERSE MERGER

         On May 19, 2005, CompuPrint, which was inactive at the time, entered into an agreement and plan of reorganization (the "Agreement") with Terra Insight Corporation ("Terra"). Pursuant to the Agreement, CompuPrint acquired Terra through an exchange of 35,029,980 post-split shares of its common stock for all of the outstanding shares of Terra's common stock. The shares issued by CompuPrint to Terra's shareholders constitute approximately 85% of CompuPrint's common shares outstanding as of May 19, 2005. A "reverse merger" transaction resulted because the shareholders of Terra became the controlling shareholders of CompuPrint. The reverse merger was accounted for as a recapitalization. It is anticipated that CompuPrint will change its name to Terra Insight Corporation to complete the merger transaction.


3.       COMMON STOCK

         On May 9, 2005, CompuPrint filed an Articles of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 9,000,000 shares to 100,000,000 shares and in connection with the increase in shares of common stock, to effect a forward split at a ratio of 4.36212 to 1.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       SECURITIES PURCHASE AGREEMENT

         On May 19, 2005, the Company sold 2,411,138 shares of common stock to two accredited investors for gross proceeds of $1,750,000. In connection with the sale of securities, the Company granted the investors certain registration rights, agreeing to file a registration statement for the resale of restricted shares that were sold. The proceeds from the sale of securities will be used for working capital purposes.


5.       STOCK-BASED COMPENSATION

         Officers
         --------

         During the three months ended June 30, 2005, the Company issued options to certain officers of the Company to purchase up to 1,163,333 shares of its common stock which are exercisable over a period of 5 years at exercise prices of $.80 and $1 per share.

         As permitted under SFAS No. 123 as amended, "Accounting for Stock-Based Compensation", the Company has elected to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain transactions involving Stock Compensation, and interpretations of APB No. 25".

         As indicated above, the Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had the Company determined compensation expense based on the estimated fair market value at the date of grants for its stock options issued to employees under SFAS No. 123, the impact on the net loss would be insignificant. See Note 7 for recent accounting pronouncement which may impact the Company's future operations.

         Consultant
         ----------

         On June 30, 2005 the Company issued options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. Since the issuance occurred on the last day of the quarter, no service cost in connection with these options was recognized in the accompanying financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       SUBSEQUENT EVENTS

         Convertible Debenture
         ---------------------

         On July 5, 2005, the Company issued a $2 million 6% convertible debenture due December 31, 2007. The holder of the debenture is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company's common stock at $1 per share. If, upon election of conversion, the Company's issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company will pay the holder cash in an amount equal to the amount elected for conversion.

         The debenture shall be subject to mandatory conversion in the event that the Company's common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

         Formation of Limited Partnerships
         ---------------------------------

         On July 6, 2005, the Company formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, in furtherance of a proposed exploration agreement with Enficon Establishment. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity with an initial 100% interest. The Company has advanced $1 million into the limited partnership in furtherance of the exploration project with Enficon Establishment. The proposed plan is to pursue acquisition of leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. Enficon Establishment is to provide funding matching the Company's funding of the limited partnership, up to $3 million, in exchange for Enficon Establishment's 50% interest in the limited partnership. Assuming such funding, Enficon Establishment would have a 50% interest as a limited partner in the partnership. To the extent that additional third-party financing is required, the Company's interest and the interest of Enficon Establishment in the partnership, may be equally diluted.

         On July 7, 2005, the Company formed an entity named New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity with an initial 100% interest.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
         Payment: An Amendment of FASB Statement No. 95." This statement also replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial reporting purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plan, stock option, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

         A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

         A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

         The Company is currently evaluating the alternative method of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Introductory Note
-----------------

The discussion below refers to our current operations, that of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations for our former business, which was an inactive shell company in the fiscal year ended December 31, 2004 and in the interim period through May 19, 2005.

You should read the following discussion and analysis in conjunction with the information set forth in the unaudited financial statements and notes thereto, included elsewhere herein, and the audited financial statements of Terra Insight Corporation and the notes thereto for the period from January 7, 2005 (inception) to April 30, 2005 included in our Form 8-K/A filed on August 5, 2005.

Plan of Operation
-----------------

Our company was formed in January 2005. Our plan of operation for the next twelve months is to expand our customer base for whom we provide our mapping and analysis services. To date, we have had only two paying customers. We also intend to enter into agreements whereby we provide our services, such as providing site and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties.

Critical Accounting Policies
----------------------------

Several of our accounting policies involve significant judgements and uncertainties. The policies with the greatest potential effect on our results of operations and financial position include the estimated collectibility of accounts receivable.

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as the financial condition of the customer.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2005

Revenues
--------

Our revenues from services since formation in January 2005 through the three and six months ended June 30, 2005 have totaled $100,000, derived from one customer and related to our mapping and surveying services.

We will need to attract new paying customers in order to generate revenues after our services on our limited existing service projects are completed in or about our fiscal quarter ending September 30, 2005. We are in negotiations with a number of entities for the providing of our services, with an emphasis on also obtaining an ownership or royalty interest in such projects.

Cost of Revenue
---------------

Our cost of revenues for the three and six months ended June 30, 2005 was $70,000. The cost of revenues consist of payments to a foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. We have an agreement with that firm, pursuant to which it performs certain services for us at no more than 40% of its published rates of $500 per square kilometer.

Operating Expenses
------------------

Operating expenses for the three months and six months ended June 30, 2005 were $371,654 and $573,068, respectively. Expenses incurred during the six months ended June 30, 2005 consisted primarily of professional fees of $230,663, management salaries of $210,000, and travel related expenses of $94,144. We anticipate that our operating expenses will increase significantly in the next six months, as we plan to hire more employees beginning in our third fiscal quarter of 2005, and we incur significant increased professional fees and consulting fees as we attempt to market our business and attract new customers. We may also expand our business model to include activities such as providing services for royalties or ownership rights with regard to a specific natural resource exploration property, which may cause our operating expenses to increase significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had cash on hand in the amount of $1,390,762, which was primarily derived from financing activities. In the six months ended June 30, 2005, cash flows from operating activities resulted in negative cash flows of $84,307, primarily due to a net loss of approximately $543,000, adjusted for an increase in accounts receivable of $85,950, an increase in deferred costs of $217,780, an increase in prepaid expenses of $123,747, an increase in accounts payable and accrued expenses of $370,168, and an increase in deferred revenues of $515,150.

The cash we used in investing activities included the purchase of equipment in the amount of approximately $33,000.

Cash provided by financing activities was approximately $1.5 million, comprised of proceeds from the sale of common stock in May 2005. In July 2005, we also sold convertible debentures in the principal amount of $2,000,000, and as of July 29, 2005, we had cash on hand in the amount of approximately $2.54 million. We believe this amount is adequate to support our month-to-month obligations for more than the next twelve months.

However, establishing ownership or other interests in natural resource exploration projects will likely require significant additional capital. We estimate that to fund three contemplated exploration projects just in the states of Nevada and Montana this year and next year, we will need a total of approximately $13 million of capital or other participation during the next twelve to twenty four months.

We are in active negotiations with several institutional investors for funding for such projects through investment in our subsidiary or affiliated entities. We intend to utilize limited partnerships to raise funds for certain exploration projects, and have already established two such Delaware partnerships, Tierra Nevada Exploration Partners, LP and New Found Oil Partners, LP, in which our wholly-owned subsidiary, Terra Resources, Inc., which was inactive as of June 30, 2005, is the general partner. An investor, Enficon Establishment, has agreed to provide certain funding to the Tierra Nevada partnership.

These limited partnerships, and similar affiliated entities, will be an essential part of our plan for obtaining ownership or royalty interests in natural resource exploration projects in the future, as we do not wish to use our working capital for such projects where that is not necessary. When we incur expenses in establishing our interests in such projects, we will seek reimbursements from the limited partnership or other entities established to obtain such interest. If we are unable to obtain third-party funding for such projects in such a manner, that would have a material negative effect on our working capital and cash flow. We or our subsidiary or affiliate, may be required to advance funds, provide credit guarantees, or incur liabilities that would have a material negative affect on our working capital, cash flow or our ability to raise funds.

It is too early in our operations to provide further material information in connection with proposed exploration projects, as we have not completed negotiations for such projects, and do not know what the terms of our participation in such projects will be. Even our agreement with Enficon Establishment regarding the Tierra Nevada partnership is not an unconditional obligation of Enficon Establishment to provide funding.

INFLATION

We do not expect inflation to have a significant impact on our business in the future.

SEASONALITY

We do not expect seasonal aspects to have a significant impact on our business in the future..

Off-Balance Sheet Arrangement

To date, we do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

TRENDS, RISKS AND UNCERTAINTIES

We anticipate that high oil prices this year may cause natural resources exploration companies to conduct more drilling activities and investigate the potential of previously undiscovered oil reserves, and if oil prices remain high, we anticipate that our services will be in demand. However, that may create a short supply of drilling rigs and other equipment needed for exploration activities, which may drive up the costs of exploration activities.

PRODUCT RESEARCH AND DEVELOPMENT

Under our present business model, we do not anticipate incurring significant research and development expenditures during the next twelve months. However, we are contemplating altering our business model to include the acquisition of land rights for purposes of oil or mineral exploration in such territories, and exploration in such territories may involve significant development expenditures. We estimate that to fund three contemplated exploration projects just in the states of Nevada and Montana this year and next year, we will need a total of approximately $13 million of capital or other participation during the next twelve to twenty four months.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Under our present business model, we do not anticipate the acquisition of any significant property, plant or equipment during the next twelve months. However, we are contemplating altering our business model to include the acquisition of land rights for purposes of oil or mineral exploration in such territories. We estimate that we may expend a total of at least $1 million and up to $10 million or more in seeking land rights during the next twelve to twenty four months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to purchase or lease new executive office facilities. We or our subsidiaries or affiliates may chose to purchase drilling equipment as it may become harder for exploration entities to obtain access to such equipment in light of the rise in the price of oil and the more recent loss of equipment due to Hurricane Katrina.

EMPLOYEES

We anticipate the need to hire several management, technical, sales and marketing employees in the next twelve months. Other than our need to retain a financial officer, we presently have not identified a specific number of persons to fill such roles, and will depend upon our generating revenues and obtaining sources of financing. We are planning to hire approximately six persons, in September 2005, including three scientists in technical capacities and three administrative personnel. We may also need to retain business consultants, especially with significant knowledge of the natural resource industry. To attract and retain quality personnel, we anticipate we will have to offer competitive compensation to future employees and consultants.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statement No. 95." This statement also replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial reporting purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plan, stock option, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective for annual periods beginning after June 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the alternative method of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.

FORWARD LOOKING STATEMENTS

The foregoing management discussion and analysis contains forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil industry. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

ITEM 3.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2005. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, we entered into a consulting agreement with Stuart Sundlun, an individual, pursuant to which we issued stock options to purchase 500,000 shares of our common stock. The stock options are exercisable for five years at $0.80 per share.


ITEM 5.    OTHER INFORMATION

On July 6, 2005, we formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, in furtherance of our proposed exploration project with Enficon Establishment. Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity with an initial 100% interest. On August 3, 2005, we advanced $1 million into the limited partnership in furtherance of our exploration project with Enficon Establishment. Enficon Establishment is to provide funding matching our funding of the limited partnership, up to $3 million, in exchange for Enficon Establishment's 50% interest in the limited partnership. The proposed plan is to pursue acquisition of leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. We are to provide up to $3 million in funding for the project, and, Enficon Establishment is to provide up to $3 million as capital contribution in furtherance of the project. Assuming such funding, Enficon Establishment would have a 50% interest as a limited partner in the partnership. To the extent that additional third-party financing is required, our interest and the interest of Enficon Establishment in the partnership, may be equally diluted.

On July 7, 2005, we formed an entity named New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity with an initial 100% interest.


ITEM 6.    EXHIBITS

The following exhibits are filed with this report:

Exhibit Number  Description of Exhibit
--------------  ----------------------

2.1 Split-Off Agreement (Incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 25, 2005)

2.2 Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.2 of Form 8-K filed on May 25, 2005)

3(i)(1) Certificate of Amendment of CompuPrint, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K filed on May 25, 2005)

3(i)(2) Certificate of Incorporation of Terra Insight Corporation (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K filed on May 25, 2005)

3(i)(3) Certificate of Incorporation of Terra Resources, Inc. (Incorporated by reference to Exhibit 3(i)(3) of Form 8-K filed on May 25, 2005)

10.1 Securities Purchase Agreement and Supplement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 25, 2005)

10.2         Registration Rights Agreement (Incorporated by reference to Exhibit
             10.2 of Form 8-K filed on May 25, 2005)

10.3 Securities Purchase Agreement and Supplement (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 25, 2005)

10.4        Registration Rights Agreement (Incorporated by reference to Exhibit
            10.4 of Form 8-K filed on May 25, 2005)

10.5 Escrow Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 25, 2005) 10.6 Employment Agreement with Ivan Railyan (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 25, 2005)

10.7 Employment Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 25, 2005)

10.8        Employment Agreement with Dan Brecher (Incorporated by reference to
            Exhibit 10.8 of Form 8-K filed on May 25, 2005)

10.9 Addendum to Employment Agreements, dated May 19, 2005 (Incorporation by reference to Exhibit 10.13 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.10 License Agreement with the Institute, dated January 7, 2005 (Incorporation by reference to Exhibit 10.9 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.11 Services Agreement with the Institute, dated January 7, 2005 (Incorporation by reference to Exhibit 10.10 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.12 Amended and Restated License Agreement with the Institute (Incorporation by reference to Exhibit 10.11 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.13 Amended and Restated Services Agreement with the Institute (Incorporation by reference to Exhibit 10.12 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.14 Option Agreement, Kenneth Oh, dated May 20, 2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2005)

10.15 Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 6, 2005)

10.16 Addendum to Employment Agreement with Dmitry Vilbaum (Incorporation by reference to Exhibit 10.16 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.17 Option Agreement, Dmitry Vilbaum, dated June 29, 2005 (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 6, 2005)

10.18 Securities Purchase Agreement, dated June 30, 2005 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 6, 2005)

10.19 Debenture, dated July 5, 2005, issued pursuant to June 30, 2005 Securities Purchase Agreement (Incorporation by reference to Exhibit
            10.19 of Registration Statement on Form SB-2 filed on August 24,
            2005)

10.20 Tierra Nevada Exploration Corporation Agreement, dated June 30, 2005 (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on July 6, 2005)

10.21 Consulting Agreement, Stuart Sundlun, June 30, 2005 (Incorporation by reference to Exhibit 10.21 of Registration Statement on Form SB-2 filed on August 24, 2005)

11* Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.

31.1* Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

31.2* Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1* Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

32.2* Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

-----
*  Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUPRINT, INC.

Dated:  September 22, 2005       By: /s/ Roman Rozenberg
                                     -------------------------
                                     Roman Rozenberg
                                     Chief Executive Officer

Dated:  September 22, 2005       By: /s/ Dan Brecher
                                      ---------------------
                                     Dan Brecher
                                     Treasurer (Principal Financial Officer)