Form 10QSB
period 2005-09-30
COMPUPRINT INC
filed 2005-11-17
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from ________ to ___________.

                        Commission file number: 333-90272

                                ----------------

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

                                 Not applicable.
      (Former name, former address and former fiscal year, if changed since last report)

                                -----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 14, 2005, the issuer had 41,508,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                COMPUPRINT, INC.

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

                                                                                                             Page
PART I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements                                                                3
             Statements of Operation - Nine Months Ended September 30, 2005 and 2004                          3
             Balance Sheets - September 30, 2005 and December 31, 2004                                        4
             Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004                         6
             Notes to Consolidated Financial Statements                                                       8
Item 2.      Management's Discussion and Analysis of Plan of Operations                                       15
Item 3.      Controls and Procedures                                                                          23

PART II.     OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds                                      24
Item 5.      Other Information                                                                                24
Item 6.      Exhibits                                                                                         25

Signatures                                                                                                    26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             COMPUPRINT, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                       SEPTEMBER 30,                   SEPTEMBER 30,
                                ----------------------------    ----------------------------
                                    2005            2004            2005            2004
                                ------------    ------------    ------------    ------------
REVENUES                        $    632,150    $       --      $    732,150    $       --

COST OF REVENUES                     298,945            --           368,945            --
                                ------------    ------------    ------------    ------------

GROSS PROFIT                         333,205            --           363,205            --

OPERATING EXPENSES                   708,117           1,824       1,281,185          39,064
                                ------------    ------------    ------------    ------------

OPERATING LOSS BEFORE
   INTEREST EXPENSE AND
   PROVISION FOR INCOME TAXES       (374,912)         (1,824)       (917,980)        (39,064)

INTEREST EXPENSE                      87,083            --            87,083            --
                                ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION
   FOR INCOME TAXES                 (461,995)         (1,824)     (1,005,063)        (39,064)

PROVISION FOR INCOME TAXES              --              --              --              --
                                ------------    ------------    ------------    ------------


NET LOSS                        $   (461,995)   $     (1,824)   $ (1,005,063)   $    (39,064)
                                ============    ============    ============    ============

NET LOSS PER COMMON SHARE-
   BASIC AND DILUTED            $      (0.01)   $      (0.00)   $      (0.04)   $      (0.01)
                                ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                 41,333,338       3,892,277      22,407,085       3,892,277
                                ============    ============    ============    ============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                     -------------  ------------
                                                         2005          2004
                                                     -------------  ------------
                                                      (Unaudited)  (Derived From
                                                                      Audited
                                                                     Financial
                                                                    Statements)
               ASSETS
               ------

CURRENT ASSETS
--------------

   Cash                                               $2,565,769      $     --
   Deferred costs                                        104,000            --
   Prepaid expenses and other current assets             186,401             969
                                                      ----------      ----------

     TOTAL CURRENT ASSETS                              2,856,170             969

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION OF $3,543                                 74,511            --

OIL AND GAS PROPERTIES, UNPROVED, FULL COST
   METHOD                                              1,364,328            --

DEFERRED FINANCING COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $6,939                                 34,694            --
                                                      ----------      ==========

    TOTAL ASSETS                                      $4,329,703      $      969
                                                      ==========      ==========

(Continued on next page)

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                     2005              2004
                                                                 -----------       -----------
                                                                 (Unaudited)     (Derived From
                                                                                    Audited
                                                                                   Financial
                                                                                  Statements)
     LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------

CURRENT LIABILITIES
-------------------


   Accounts payable and accrued expenses                         $   405,510       $     7,561
   Deferred revenue                                                  260,000              --
   Advances from shareholder                                            --             408,840
                                                                 -----------       -----------

     TOTAL CURRENT LIABILITIES                                       665,510           416,401
                                                                 -----------       -----------


LONG-TERM LIABILITIES
---------------------

   CONVERTIBLE DEBENTURES PAYABLE, net of unamortized
         discount of $695,629 (outstanding principal amount
         of $3,000,000)                                            2,304,371              --
   Accrued interest on convertible debentures                         32,712              --
                                                                 -----------       -----------
                                                                   2,337,083              --
                                                                 -----------       -----------


SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

   Preferred stock; $.0001 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                      --                --
   Common stock; $.0001 par value:
      Shares authorized: 100,000,000 in 2005; 9,000,000
         in 2004
      Shares issued and outstanding: 41,333,338 in 2005;
         3,892,277 in 2004                                             4,133               389
   Additional paid-in capital                                      4,683,679         1,717,919
   Deferred compensation (consultant)                               (221,899)             --
   Accumulated deficit                                            (3,138,803)       (2,133,740)
                                                                 -----------       -----------

        TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                       1,327,110          (415,432)
                                                                 -----------       -----------

        TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY (DEFICIT)                                      $ 4,329,703       $       969
                                                                 ===========       ===========


See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                -----------------------------
                                                                    2005              2004
                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $(1,005,063)      $   (39,064)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
         Noncash items:
            Depreciation                                              3,543              --
            Amortization                                             80,906              --
            Accretion on convertible debentures                      54,371              --
         Changes in assets and liabilities:
            (Increase) decrease in assets:
                  Deferred costs                                   (104,000)             --
                 Prepaid expenses and other current assets         (186,401)             (969)
            Increase (decrease) in liabilities:
                 Accounts payable and accrued expenses              405,510               660
                  Deferred revenue                                  260,000              --
                Accrued interest on convertible debentures           32,712              --
                                                                -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                              (458,422)          (39,373)
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for oil and gas properties                           (1,364,328)             --
   Purchase of property and equipment                               (78,054)             --
                                                                -----------       -----------

NET CASH USED IN INVESTING ACTIVITIES                            (1,442,382)             --
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debentures               3,000,000              --
   Payments for deferred financing costs                            (41,633)             --
   Net proceeds from issuance of common stock                     1,508,206              --
   Advances from shareholder                                           --              39,373
                                                                -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         4,466,573            39,373
                                                                -----------       -----------

NET CHANGE IN CASH                                                2,565,769              --

CASH - BEGINNING OF PERIOD                                             --                --
                                                                -----------       -----------

CASH - END OF PERIOD                                            $ 2,565,769       $      --
                                                                ===========       ===========

(Continued on next page)

                        COMPUPRINT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                       -------------------------
                                                                         2005            2004
                                                                       --------      -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:

            Interest                                                   $   --        $      --

            Income taxes                                               $   --        $      --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES APPLIED TO ADDITIONAL
      PAID-IN CAPITAL:

         Advances from shareholder ($408,840) and other
             liabilities, net ($6,592) in connection with reverse
             merger                                                    $415,432      $      --

         Stock options issued to consultant for
            services to be provided to the Company                     $295,866      $      --

         Beneficial conversion feature of convertible
            debentures                                                 $750,000      $      --

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND BASIS OF PRESENTATION
      --------------------------------------

      The consolidated balance sheet of CompuPrint, Inc. ("CompuPrint") and Subsidiaries (collectively, the "Company") as of September 30, 2005, and the related statements of operations and cash flows for the three months and nine months ended September 30, 2005 and 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as well as the audited financial statements and notes for the period ended April 30, 2005 of Terra Insight Corporation (see "Reverse Merger"
      Note 2 below), which was included in Form 8-K/A filed on August 5, 2005 with the Commission.

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

      On July 6, 2005, the Company formed an entity named Tierra Nevada Exploration Partners, LP ("Tierra"), a Delaware limited partnership, in furtherance of a proposed exploration agreement with Enficon Establishment ("Enficon"), a Liechtenstein company. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of Tierra with an initial 100% interest. The Company has advanced $2 million into the limited partnership in furtherance of the exploration project with Enficon. The proposed plan is to pursue acquisition of leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. Enficon is to provide funding matching the Company's funding of the limited partnership, up to $3 million, in exchange for Enficon's 50% interest in the limited partnership. Assuming such funding, Enficon would have a 50% interest as a limited partner in the partnership. To the extent that additional third-party financing is required, the Company's interest and the interest of Enficon in the partnership, may be equally diluted.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
      --------------------------------------

      Principal Business Activity (Continued)
      ---------------------------

      On July 12, 2005, the Company formed an entity named New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of this new entity with an initial 100% interest.

      On August 15, 2005, the Company commenced renting office space on a quarterly basis and hired employees in Moscow, Russia for the purpose of conducting research.

      Basis of Consolidation
      ----------------------

      The consolidated financial statements include the accounts of CompuPrint and its wholly owned entities, Terra Insight Corporation, Terra Resources, Inc., Tierra Nevada Exploration Partners, LP, and New Found Oil Partners, LP. All significant inter-company transactions have been eliminated in consolidation.


2.    REVERSE MERGER
      --------------

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


3.    COMMON STOCK
      ------------

      On May 9, 2005, CompuPrint filed an Articles of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 9, 000,000 shares to 100,000,000 shares and in connection with the increase in shares of common stock, to effect a forward split at a ratio of 4.36212 to 1.


4.    SECURITIES PURCHASE AGREEMENT
      -----------------------------

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.    6% CONVERTIBLE DEBENTURES PAYABLE
      ---------------------------------

      Pursuant to a Securities Purchase Agreement (the "Agreement"), the Company received proceeds of $2,000,000 and $1,000,000 upon the issuance of convertible debentures on July 5, 2005 and September 8, 2005, respectively. An additional $2,000,000 convertible debenture may be issuable at a future date for a total of $5,000,000 of debenture purchases pursuant to the Agreement. All of the debentures mature on December 31, 2007. The holder of the debentures is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company's common stock at $1 per share. Upon conversion, any accrued interest on the converted principal amount is forfeited. If upon election of conversion, the Company's issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company will pay the holder cash in the amount equal to the amount elected for conversion.

      The debentures are subject to mandatory conversion in the event that the Company's common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

      Because the conversion price of the debentures was less than the closing trading prices of the Company's shares on the commitment date, the convertible debentures contain a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature.

      Based upon a debenture conversion price of $1 per share and a market value of the Company's common stock of $1.25 per share for the $2,000,000 and $1,000,000 issuances at the commitment date, the beneficial conversion feature was valued at $750,000. This resulted in an increase to additional paid-in capital for the three month period ended September 30, 2005. This will accrete over the redemption period through December 31, 2007.


6.    STOCK-BASED COMPENSATION
      ------------------------

      As permitted under SFAS No. 123 as amended, "Accounting for Stock-Based Compensation", the Company has elected to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretations including Financial Accounting Standards Board Interpretation No. 44, " Accounting for Certain transactions involving Stock Compensation, and interpretations of APB No. 25".

      Officers
      --------

      During the three months ended September 30, 2005, the Company did not issue options to any employees. However, there are options outstanding from prior periods in 2005 issued to officers of the Company to purchase up to 4,263,333 shares of its common stock which are exercisable over a period of 5 years at exercise prices ranging from $.32 to $1. Certain of the options are performance-based.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.    STOCK-BASED COMPENSATION (CONTINUED)
      ------------------------

      Officers (Continued)
      --------

      As indicated above, the Company applies APB No. 25 in accounting for its stock options granted to employees and accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements. Had the Company determined compensation expense based on the estimated fair market value at the date of grants for its stock options issued to employees under SFAS No. 123, the impact on the net loss would be insignificant. See Note 10 for recent accounting pronouncements which may impact the Company's future operations.

      Consultant
      ----------

      On June 30, 2005, the Company issued options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. The value of the options will be recognized as consulting expense over the one year term of the agreement on a straight-line basis.


7.    OIL AND GAS PROPERTIES
      ----------------------

      In September 2005, the Company through its wholly-owned subsidiary, Tierra Nevada Exploration Partners, LP, submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The Company was the successful bidder for 9 separate parcels of land. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Generally, leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The Company paid a bid deposit of $54,725 at the auction, and subsequently made a payment of $380,791 on September 26, 2005, for an aggregate amount of $435,516, which has been capitalized. The bids were made without detailed knowledge of the condition of the properties, their suitability for oil and gas operations, the history of prior operations on such properties, if any, or the potential economic significance of the property.

      As of September 30, 2005, total costs incurred in connection with the acquisition of the above-mentioned land leases amounted to $1,364,328, which consisted of acquisition costs in the amount of $928,812 and land leases of $435,516.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.    RELATED PARTY TRANSACTIONS
      --------------------------

      Technology License Agreement
      ----------------------------

      The Company licenses, under a 30-year Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the "Institute"), a foreign-based company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay an annual license fee of $600,000, payable on or before December 31 of each year. Until certain criteria (as defined in the Services Agreement discussed below) are met, the Company is entitled to a credit towards the licensing fees as described below.

      Services Agreement
      ------------------

      The Company entered into a Services Agreement with the Institute on January 7, 2005 for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute's mapping technologies. Under the terms of the Services Agreement, the Institute will charge the Company no more than 40% of its published standard rates for such services subject to an annual minimum charge (see below). Within ten days after the end of each month, for all requested services, the Institute must furnish the Company with a statement, certified by an officer of the Institute, setting forth the amounts owed for such services.

      The minimum annual service fees for 2005 and 2006 are $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer price Index using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company to the Institute pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement.

      The Company may terminate the Services Agreement by giving the Institute four weeks' notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year's service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

      Operating Lease
      ---------------

      The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement at $1,500 per month.

      Other
      -----

      The Company paid legal fees during the three months and nine months ended September 30, 2005 of approximately $207,000, and $371,000, respectively, to a law firm the proprietor of which is an attorney who is a director and shareholder of the Company.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment:
      An Amendment of FASB Statement No. 123". This statement replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plan, stock option, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective as of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

            1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

            2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company is currently evaluating the alternative method of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employee using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on the level of share-based payments granted in the future.

      In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will not have a material impact on the Company's results of operations or financial position.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
      --------------------------------

      In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the trasition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on the Company's results of operations or financial position.


10.   SUBSEQUENT EVENT
      ----------------

      On October 1, 2005, the Company entered into an agreement with an outside consultant, for a term of up to one year, pursuant to which the Company issued 175,000 shares of its common stock. The Company is required to issue an additional 325,000 shares of common stock if it does not opt to terminate the agreement after four months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

These management discussion and analysis contains forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil industry. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.


INTRODUCTORY NOTE

The discussion below refers to our current operations, that of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations for our former business, which was an inactive shell company that did not generate revenue in the fiscal year ended December 31, 2004 nor in the interim period through May 19, 2005. The following discussion should be read in conjunction with the information set forth in the audited financial statements of Terra Insight Corporation for the period from January 7, 2005 through April 30, 2005 and the notes thereto, and the information set forth in the consolidated unaudited financial statements and notes thereto, included elsewhere herein. The historical financial information for the period from January 7, 2005 through April 30, 2005 discussed herein is that of the accounting acquirer, Terra Insight Corporation.

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation wholly owns Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of two Delaware limited partnerships formed in July 2005, New Found Oil Partners, LP and Tierra Nevada Exploration Partners, LP. Terra Resources, Inc. presently owns all of the partnership interests of both limited partnerships. As of September 30, 2005, Terra Resources, Inc., New Found Oil Partners, and Tierra Nevada Exploration Partners had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land, and bids for land leases, in Nevada at an auction conducted in September 2005 by the Bureau of Land Management, a United States agency.


PLAN OF OPERATION

Our company was formed in January 2005. Our plan of operation for the next twelve months is to expand our customer base for whom we provide our mapping and analysis services, while moving to a business model that emphasizes our obtaining royalty or ownership rights in projects we service. From inception through September 30, 2005, we have had only three paying customers.

We intend to enter into agreements whereby we provide our services, such as providing site and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties.

In September 2005, we made bids for certain parcels of land in Nevada, and, subject to finalization of land leases, we intend to participate in the development of oil explorations operations on such properties at a future date. We have not yet specifically identified our business model with respect to such land leases, as we do not have oil exploration experience and need substantial additional capital to conduct oil exploration activities alone. We are actively seeking partners to assist in such operations, including examining, drilling, operating and financing such operations, and, we will determine our plan for such land parcels in accordance with our ability to fund any proposed projects.


CRITICAL ACCOUNTING POLICIES

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


RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2005

Our results of operations for the three months and nine months ended September 30, 2005 are discussed below. There is no comparison to 2004 since the Company was inactive in that year.


THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenues
--------

Our revenues from services for the three months ended September 30, 2005 have totaled $632,150. Our revenues in the three months ended September 30, 2005 were derived from two customers and related to our mapping and surveying services.

We will need to attract new paying customers in order to generate revenues after our services on our limited existing service projects are completed in or about our fiscal quarter ending December 31, 2005. While we are in negotiations with a number of entities for the providing of our services for cash, in the future, we intend to place an emphasis on obtaining an ownership or royalty interest in such customer's exploration projects in addition to, a cash service fee. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests. Because of this emphasis on seeking ownership or royalty interests, we may generate less cash revenues in our fiscal quarter ending December 31, 2005 and in subsequent fiscal quarters than we generated in our fiscal quarter ended September 30, 2005.

Cost of Revenues
----------------

Our cost of revenues for the three months ended September 30, 2005 was $298,945. As a percentage of net revenues, cost of revenues for the three months ended September 30, 2005 was 47%.

The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2005 were $708,117. As a percentage of net revenues, our operating expenses for the three months ended September 30, 2005 were 112%. Operating expenses incurred during the three months ended September 30, 2005 consisted primarily of professional fees of $360,820, management and employee salaries and benefits of $176,960, office facilities expenses of $17,358, and travel related expenses of $60,959.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist the Company in marketing our business and attracting new customers.

Our employee compensation expenses increased in the three months ended September 30, 2005 and will increase substantially in our fiscal quarter ending December 31, 2005, and in future periods, as we hired several scientific and administrative personnel toward the end of our fiscal quarter ended September 30, 2005, and intend to hire additional personnel in the near future.

Expenses for office facilities for our fiscal quarter ending December 31, 2005, and the foreseeable future, will be comparable to those incurred in the three months ended September 30, 2005. In August 2005, we obtained a sublease, pursuant to an oral agreement, for office facilities in Moscow, Russia, at approximately $14,000 per fiscal quarter. While we took occupancy of the premises in mid-August 2005, we agreed to pay rent for the full fiscal quarter ended September 30, 2005 in order to obtain the use of the premises.

Travel related expenses can be expected to increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries.

We intend to expand our business model to include activities such as providing services for royalties or ownership rights with regard to specific natural resource exploration properties, which may cause our operating expenses to increase significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

Interest Expense
----------------

For the three months ended September 30, 2005, our interest expense was $87,083. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in the three months ended September 30, 2005. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued to be $750,000. The discount amount ($750,000) is being amortized as a component of interest expense over the redemption period. In the three months ended September 30, 2005, we accrued $32,712 in interest on the outstanding amount of the debentures.

Net Loss
--------

Net loss for the three months ended September 30, 2005 was $461,995.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenues
--------

Our revenues from services for the nine months ended September 30, 2005 have totaled $732,150. Our revenues since formation in January 2005 through September 30, 2005 were derived from three customers and related to our mapping and surveying services.

Cost of Revenues
----------------

Our cost of revenues for the nine months ended September 30, 2005 was $368,945. As a percentage of net revenues, cost of revenues for the nine months ended September 30, 2005 was 50%.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2005 were $1,281,185. As a percentage of net revenues, our operating expenses for the nine months ended September 30, 2005 were 175%. Operating expenses incurred during the nine months ended September 30, 2005 consisted primarily of professional fees of $591,483, management and employee salaries and benefits of $395,771, office facilities expenses of $26,958, and travel related expenses of $155,103.

Interest Expense
----------------

For the nine months ended September 30, 2005, our interest expense was $87,083.

Net Loss
--------

Net loss for the nine months ended September 30, 2005 was $1,005,063.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by our sale of our common stock and convertible debentures to private investors. As of September 30, 2005, we had cash on hand in the amount of $2,565,769. There is no comparison to 2004 since the Company was inactive in that year.

Operating Activities
--------------------

In the nine months ended September 30, 2005, cash flows from operating activities resulted in deficit cash flows of $458,422, primarily due to a net loss of approximately $1,005,063, less non-cash charges of approximately $139,000, and adjustments for an increase in deferred costs of $104,000, an increase in prepaid expenses of $186,401, an increase in accounts payable and accrued expenses of $405,510, an increase in deferred revenues of $260,000, and an increase in accrued interest on convertible debentures of $32,712.

Investing Activities
--------------------

Cash used by investing activities was $1,442,382 for the nine months ended September 30, 2005. The cash we used pertained primarily to payments for land leases in Nevada in the amount of $435,516 and related acquisition costs of $928,812, which have been capitalized. Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Cash used in investing activities also includes payments of $78,054 for the purchase of computer equipment and other property, incurred primarily in connection with the establishment of an office in Moscow, Russia.

Financing Activities
--------------------

For the nine months ended September 30, 2005, cash provided by financing activities was approximately $4.5 million, comprised of net proceeds of approximately $1.5 million from the sale of common stock in May 2005, and the proceeds from the sales in July 2005 and September 2005 of 6% convertible debentures in the aggregate principal amount of $3,000,000.

The 6% convertible debentures are due December 31, 2007. Interest on the principal amount of the debentures accrue at the simple rate of 6% per year from the date of issuance, and is payable at maturity. As of September 30, 2005, we have outstanding a principal amount of $3 million in 6% convertible debentures and accrued interest on the debentures of $32,712. The holder of the debenture is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company's common stock at $1 per share. Upon conversion of a debenture, in whole or in part, the debenture holder will forfeit any accrued interest on the converted principal amount. We expect that the debenture holder will convert the debentures prior to maturity; however, if the holder does not elect to convert the debentures, we will need substantial additional funds.

Future Needs
------------

We believe that our available cash is adequate to support our month-to-month obligations for more than the next twelve months, including our required minimum annual fees to the Institute.

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we have satisfied with respect to our fiscal year ending December 31, 2005. This represents a significant continuing obligation that may reduce our available working capital, as our cash flow from operating activities may not be sufficient to finance the minimum annual fees. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. In the event that we become unable to pay the minimum annual fees, our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

We will need substantial additional capital for the repayment of the 6% convertible debentures at maturity on December 31, 2007 if the debentures are not converted into shares of common stock.

Establishing ownership or other interests in natural resource exploration projects will likely require significant additional capital in addition to our available cash. We estimate that to fund three contemplated exploration projects just in the states of Nevada and Montana this year and next year, we will need a total of approximately $13 million of capital or other participation during the next twelve to twenty four months.

We are in active negotiations with several institutional investors for funding for such projects, including through investment in our subsidiary or affiliated entities. We intend to utilize limited partnerships to raise funds for certain exploration projects, and have already established two such Delaware partnerships, Tierra Nevada Exploration Partners, LP and New Found Oil Partners, LP, in which our wholly-owned subsidiary, Terra Resources, Inc., which was inactive as of June 30, 2005, is the general partner in these two Delaware partnerships. An investor, Enficon Establishment, has agreed to provide certain funding to the Tierra Nevada partnership, but has not yet done so.

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

We sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been in negotiations with a private investor for the sale of our common stock and common stock purchase warrants, we currently have no commitments for financing. There is no guarantee that we will be successful in consummating the transaction.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company's existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.


INFLATION

We do not expect inflation to have a significant impact on our business in the future.


SEASONALITY

We do not expect seasonal aspects to have a significant impact on our business in the future.


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


PRODUCT RESEARCH AND DEVELOPMENT

Under our past business model, we do not anticipate incurring significant research and development expenditures during the next twelve months. We are changing our business model to focus on utilizing our licensed technology in connection with the acquisition of royalties, ownership rights or land rights for purposes of oil or mineral exploration, and such exploration may involve significant development expenditures. We estimate that to fund three contemplated exploration projects just in the states of Nevada and Montana this year and next year, we will need a total of approximately $13 million of capital or other participation during the next twelve to twenty four months.

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending upon how we elect to proceed with the exploitation of pending land leases in the State of Nevada, and whether we seek to obtain land leases for oil exploration elsewhere, we may need to incur significant amounts for the purchase of property, plant or equipment during the next twelve months. We estimate that we may expend a total of at least $1 million and up to $13 million or more in seeking land rights, and in the purchase of plant and equipment during the next fifteen months. We may chose to purchase drilling equipment as it may become harder for exploration entities to obtain access to such equipment in light of the rise in the price of oil and the more recent loss of equipment due to Hurricane Katrina. However, due to Hurricane Katrina, the availability, and the costs of obtaining, equipment may be difficult and costly.


EMPLOYEES

In the three months ended September 30, 2005, we hired six new personnel, three scientists in technical capacities and three administrative personnel. In October 2005, we hired an additional person in an administrative capacity, and as of October 24, 2005, we have twelve employees.

We intend to hire additional management, technical, sales and marketing employees in the next twelve months, depending on the rate of growth of our business. We are seeking to hire a financial officer in the near future. Other than our interest in hiring a financial officer, we presently have not identified a specific number of persons to fill such roles, and hirings will depend upon our generating increased revenues and obtaining additional sources of financing. We may also need to retain business consultants, especially with significant knowledge of the natural resource industry. To attract and retain quality personnel, we anticipate we will have to offer competitive compensation to future employees and consultants.


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment: An Amendment of FASB Statement No. 123." This statement also replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation awards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial reporting purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plan, stock option, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective as of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

      1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

      2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate their financial statements based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is currently evaluating the alternative method of adoption as described above. As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method will have a significant impact on our results of operations. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on level of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 will not have a material impact on the Company's results of operations or financial position.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, but does not change the trasition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on the Company's results of operations or financial position.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2005. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2005, we entered into a Securities Purchase Agreement with Enficon Establishment, a Liechtenstein company, for the sale of up to a principal amount of $5 million in 6% convertible debentures due December 31, 2007. On July 5, 2005, Enficon purchased a $2 million debenture, and on September 8, 2005, Enficon purchased an additional $1 million debenture. The debentures are convertible into shares of our common stock at $1.00 per share. Interest accrues on the principal amount of the outstanding debentures at the simple rate of 6% per year from the date of issuance. Interest is payable at maturity. In the event of conversion of the debenture, in whole or in part, the holder forfeits any accrued interest on the converted principal amount. The debenture is subject to a mandatory conversion in the event that our non-insider common stock trades in the public securities market at a price of $2.00 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks. In connection with this sale of securities, we granted Enficon certain registration rights, agreeing to include, in a registration statement that we file, the resale of the shares underlying the debentures that Enficon purchased. We allocated $1 million of $3 million in proceeds from the sale of debentures to our working capital, and the other $2 million in furtherance of an exploration project being conducted by Tierra Nevada Exploration Partners, LP, in which we currently hold a 100% partnership interest. The agreement provides that we can send notice to Enficon requesting the purchase of the final $2 million debenture at a future date, which Enficon is not committed to purchase, and we are to allocate $1 million of the proceeds from the sale of the final $2 million debenture in furtherance of the exploration agreement that the Company entered into with Enficon, assuming Enficon's purchase of the final $2 million debenture.

On October 1, 2005, in a transaction deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, we entered into a consulting agreement with CEOcast, Inc., pursuant to which we issued 175,000 shares of our common stock. The agreement is for a term of up to one year. If we do not opt to terminate the agreement after four months, we are to issue an additional 325,000 shares of common stock in February 2006.


ITEM 5. OTHER INFORMATION

On July 6, 2005, we formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, in furtherance of our proposed exploration project with Enficon Establishment ("Enficon"). Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of Tierra Nevada Exploration Partners, LP, with an initial 100% partnership interest. The plan is to pursue acquisition of the leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. We are to provide up to $3 million in funding for limited partnership, and in August 2005 and September 2005, we made capital contributions of $2 million into the limited partnership. Enficon is to provide capital contributions in the amount of up to $3 million, matching our capital contributions, in exchange for a 50% interest in the limited partnership. Assuming such funding by Enficon, of which there is no assurance, Enficon would have a 50% interest as a limited partner in the partnership. To the extent that Enficon contributes less than the amount we contribute to the partnership, Enficon's interest in the partnership will be diluted. To the extent that additional third-party financing is required, our interest and the interest of Enficon in the partnership, or both, may be diluted.

On July 12, 2005, we formed an entity named New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity with an initial 100% interest.

On August 15, 2005, we obtained a sublease, pursuant to an oral agreement, for office facilities at Leninski Prospect 132, Suite 707, Moscow, Russia, at approximately $14,000 per quarter. We intend to enter into a sublease agreement for these premises, on a year-to-year or longer basis, in the near future.

On September 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada's bids for nine separate parcels of land, totaling approximately 15,439 acres, were accepted at the auction, at an aggregate price of approximately $435,516. The partnership paid a bid deposit of $54,725 at the auction, and, subsequently paid $380,791 on September 26 2005. The bids were made without detailed knowledge of the condition of the properties, accessibility to the properties, their suitability for oil and gas operations, the history of prior operations on such properties, the amount of any proven or probable reserves in the properties, or the potential economic significance of the properties. In October 2005, we received offers of leases for eight of the nine parcels, totaling 14,361 acres, and are awaiting information from the Bureau of Land Management in regard to whether an offer of lease is forthcoming with respect to the one other parcel that Tierra Nevada submitted a bid for and paid for. Generally, leases from the Bureau of Land Management issue for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The eight leases were effective as of November 1, 2005.


ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit
Number  Description of Exhibit
------  ----------------------
10.1 Securities Purchase Agreement, dated June 30, 2005 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 6, 2005)

10.2 Debenture, dated July 5, 2005, issued pursuant to June 30, 2005 Securities Purchase Agreement (Incorporation by reference to Exhibit
        10.19 of Registration Statement on Form SB-2 filed on August 24, 2005)

10.3* Second Debenture issued September 8, 2005, pursuant to June 30, 2005 Securities Purchase Agreement

10.4*   Consulting Agreement, CEOcast, October 1, 2005

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

                                                    COMPUPRINT, INC.

Dated:  November 15, 2005                           By: /s/ Roman Rozenberg
                                                       -------------------------
                                                       Roman Rozenberg
                                                       Chief Executive Officer

Dated:  November 15, 2005                           By: /s/ Dan Brecher
                                                       -------------------------
                                                       Dan Brecher
                                                       Treasurer (Principal
                                                        Financial Officer)