Form 10KSB/A
period 2004-12-31
COMPUPRINT INC
filed 2005-12-23
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended: December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission file number 333-90272

                                COMPUPRINT, INC.
              (Exact name of small business issuer in its charter)

          North Carolina                                         56-1940918
----------------------------------                           -------------------
   (State or other jurisdiction                                 (IRS Employer
 of incorporation or organization)                           Identification No.)

                 99 Park Avenue, 16th Floor, New York, NY 10016
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (212) 286-9197

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 KSB or any amendment to this form 10 KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one): Yes: |_| ; No |X|

                                INTRODUCTORY NOTE

This Amendment on Form 10-KSB/A for the year ended December 31, 2004 (the "Amendment") amends the following items set forth in the Company's Annual Report on Form 10-KSB (the "Annual Report") filed on April 15, 2005:

            Part II - Item 8A. Controls and Procedures; and
            Part II - Item 13. Exhibits

Except for the items described above, and the inclusion of this Introductory Note, this Amendment does not modify or update the disclosures presented in the Annual Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures affected by subsequent events.

Subsequent to the fiscal year ended December 31, 2004, the Company entered into a reverse acquisition with Terra Insight Corporation, a Delaware corporation, in May 2005. Pursuant to the reverse acquisition, the sole officer and director of the Company resigned, and the nominees of Terra Insight Corporation, the accounting acquirer, were elected to serve as officers and directors of the Company in May 2005.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2004. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Exhibits

(a) The following exhibits are included as part of this report:

Exhibit
Number            Description
------            -----------

3.1   Articles of Incorporation*
3.2   Articles of Amendment of Articles of Incorporation*
3.3   By-Laws*
9.1   Voting Trust Agreement with David T. Seaford*
31.1  Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2  Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(6) Audit Work Attributed to Persons Other than Sherb & Co., LLP Full-time, Permanent Employees.

Not applicable.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                    COMPUPRINT, INC.

                                    By: /s/ Roman Rozenberg
                                        --------------------------------
                                        Roman Rozenberg, Chief Executive Officer

                                    Dated: December 22, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    COMPUPRINT, INC.

                                    By: /s/ Roman Rozenberg
                                        --------------------------------
                                        Roman Rozenberg, Chief Executive Officer
                                        and Director

                                    Dated: December 22, 2005


                                    By: /s/ Dan Brecher
                                        --------------------------------
                                        Dan Brecher
                                        Treasurer (Principal Financial Officer)
                                        and Director

                                    Dated:  December 22, 2005


                                    By: /s/ Ivan Railyan
                                        --------------------------------
                                        Ivan Railyan
                                        President and Chairman of the Board

                                    Dated:  December 22, 2005

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

                                                /s/ Sherb & Co., LLP
                                                Certified Public Accountants

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
                                                                    ===========

                 See accompanying notes to financial statements

                                COMPUPRINT, INC.
                            Statements of Operations

                                                            For The Years Ended
                                                                December 31,
                                                        ---------------------------
                                                            2004            2003
                                                        -----------     -----------
Revenues                                                $        --     $        --
Operating expenses:
  General and administrative                                 49,879          99,455
                                                        -----------     -----------
     Total operating expenses                                49,879          99,455
                                                        -----------     -----------
Loss from operations                                        (49,879)        (99,455)
    Gain on early extinguishment of debt                         --         426,220
                                                        -----------     -----------
Income (loss) before discontinued operations                (49,879)        326,765
                                                        -----------     -----------
Discontinued operations:
    Gain on disposal of discontinued operations                  --          37,701
    Loss from discontinued operations                            --        (261,665)
                                                        -----------     -----------
Loss from discontinued operations                                --        (223,964)
                                                        -----------     -----------
Net income (loss)                                       $   (49,879)    $   102,801
                                                        ===========     ===========
Net income (loss) per common share - basic
    Income (loss) from operation                        $     (0.01)    $      0.36
    Loss from discontinued operations                            --           (0.24)
                                                        -----------     -----------
    Net income (loss) per share - basic                 $     (0.01)    $      0.12
                                                        ===========     ===========
Weighted average common shares outstanding - basic        3,892,277         916,935
                                                        ===========     ===========
Net income (loss) per common share - diluted
    Income (loss) from operation                        $     (0.01)    $      0.36
    Loss from discontinued operations                            --           (0.24)
                                                        -----------     -----------
    Net income (loss) per share - diluted               $     (0.01)    $      0.12
                                                        ===========     ===========
Weighted average common shares outstanding - diluted      3,892,277         916,935
                                                        ===========     ===========

                 See accompanying notes to financial statements

                                COMPUPRINT, INC.
                       Statement of Shareholders' Deficit
                 For the Years Ended December 31, 2004 and 2003

                                                Common Stock           Additional                        Total
                                         --------------------------      Paid-in      Accumulated    Shareholders'
                                            Shares        Amount         Capital        Deficit         Deficit
                                         -----------    -----------    -----------    -----------    -------------
Balance, January 1, 2003                     892,277    $        89    $ 1,538,219    $(2,186,662)    $  (648,354)
Issuance of common stock for services      3,000,000            300        179,700             --         180,000
Net income                                        --             --             --        102,801         102,801
                                         -----------    -----------    -----------    -----------     -----------
Balance, December 31, 2003                 3,892,277            389      1,717,919     (2,083,861)       (365,553)
Net loss                                          --             --             --        (49,879)        (49,879)
                                         -----------    -----------    -----------    -----------     -----------
Balance, December 31, 2004                 3,892,277    $       389    $ 1,717,919    $(2,133,740)    $  (415,432)
                                         ===========    ===========    ===========    ===========     ===========

                 See accompanying notes to financial statements.

                                COMPUPRINT, INC.
                            Statements of Cash Flows

                                                                                      For the Years
                                                                                   Ended December 31,
                                                                                 -----------------------
                                                                                   2004          2003
                                                                                 ---------     ---------
Cash flows from operating activities:
 Income (loss) from continuing operations                                        $ (49,879)    $ 398,765
   Adjustments to reconcile income (loss) from continuing
   operations to net cash used in operating activities:
    Forgiveness of debt                                                                 --      (498,220)
    Common stock issued for services                                                    --       180,000
   Changes in operating assets and liabilities:
    Other current assets                                                              (969)           --
    Accounts payable and accrued expenses                                            7,561            --
                                                                                 ---------     ---------
Net cash provided by (used in) continuing operating activities                     (43,287)       80,545
                                                                                 ---------     ---------
 Loss from discontinued operations                                                      --      (295,964)
  Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operating activities:
       Decrease in net assets from discontinued operations                              --        39,560
                                                                                 ---------     ---------
Net cash used in discontinued operating activities                                      --      (256,404)
                                                                                 ---------     ---------
Net cash used in operating activities                                              (43,287)     (175,859)
                                                                                 ---------     ---------
Cash flows from financing activities:
   Payment on notes payables                                                            --      (278,866)
   Proceeds from notes payable                                                          --        35,000
   Advances from shareholder                                                        43,287       365,553
                                                                                 ---------     ---------
Net cash provided by financing activities                                           43,287       121,687
                                                                                 ---------     ---------
Net decrease in cash                                                                    --       (54,172)

Cash, beginning of year                                                                 --        54,172
                                                                                 ---------     ---------
Cash, end of year                                                                $      --     $      --
                                                                                 =========     =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                        $      --     $   2,036
                                                                                 =========     =========
Supplemental disclosure of non-cash financing activities:
   Accrued interest payable added to principal of notes payable                  $      --     $  34,467
                                                                                 =========     =========
   Forgiveness of accounts payable for sale of net assets                        $      --     $  43,294
                                                                                 =========     =========

                 See accompanying notes to financial statements

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

The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2004 and 2003 as follows: he differences between the recorded income taxes (benefits) and the expected income taxes/(benefit) using a 40% effective tax rate are as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                      2004             2003
                                                  ------------     ------------

Expected income taxes (benefit)                   $    (19,000)    $     41,000
Permanent differences                                       --           72,000
Utilization of net operating loss                           --         (113,000)
Change in valuation allowance                           19,000               --
                                                  ------------     ------------
                                                  $         --     $         --
                                                  ============     ============

                                COMPUPRINT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

NOTE 7 - INCOME TAXES (continued)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carry forward                                   $     19,000
                                                                   ------------
Total gross deferred tax assets                                          19,000
Less valuation allowance
                                                                        (19,000)
Net deferred tax assets                                            $         --
                                                                   ============

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