Form 10KSB
period 2005-12-31
COMPUPRINT INC
filed 2006-03-31
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

                        Commission file number: 333-90272

                                ----------------

                                 COMPUPRINT, INC
                 (Name of small business issuer in its charter)

                                ----------------

          NORTH CAROLINA                              56-1940918
          --------------                              ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 99 Park Avenue, 16th Floor, New York, NY                      10016
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (212) 286-9197

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year:  $732,150.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates, based on the average of the bid and ask prices on February 27, 2006, was $8,199,571.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 27, 2006, we had 43,008,338 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES |_| NO |X|

                                COMPUPRINT, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

PART I

Item 1.             Description of Business                                   3

Item 2.             Description of Property                                   9

Item 3.             Legal Proceedings                                         9

Item 4.             Submission of Matters to a Vote of Security Holders       9


PART II

Item 5.             Market for Common Equity and Related                      10
                    Stockholder Matters

Item 6.             Management's Discussion and Analysis                      14
                    or Plan of Operations

Item 7.             Financial Statements                                      22

Item 8.             Changes In and Disagreements With Accountants             42
                    on Accounting and Financial Disclosure

Item 8A.            Controls and Procedures                                   43

Item 8B.            Other Information                                         43


PART III

Item 9.             Directors and Executive Officers of the Registrant        44

Item 10.            Executive Compensation                                    46

Item 11.            Security Ownership of Certain Beneficial Owners           53
                    and Management

Item 12.            Certain Relationships and Related Transactions            57

Item 13.            Exhibits                                                  62

Item 14.            Principal Accountant Fees and Services                    65

Signatures                                                                    66

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

We are a North Carolina corporation named CompuPrint, Inc. We maintain our executive offices at 99 Park Avenue, 16th Floor, New York, New York 10016, telephone number: 212-286-9197. We maintain a web site at www.terrainsight.com.

Prior to May 19, 2005, we were essentially a shell company with no material assets or operations. On May 19, 2005, we split off all of our former business and operations, and acquired Terra Insight Corporation.

We only recently began our current business operations, on May 19, 2005, when we acquired the business of Terra Insight Corporation. Terra Insight Corporation is a Delaware corporation, incorporated on January 7, 2005, that provides mapping and analysis services for exploration companies related to natural resources to be found beneath the surface of the earth utilizing unique technologies and scientific analysis techniques. Prior to May 19, 2005, we had substantially no operations.

Terra Insight Corporation is a Delaware corporation, incorporated on January 7, 2005, that provides mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of resources. The services provided by Terra Insight Corporation include those supplied pursuant to a services agreement with The Institute of Geoinformational Analysis of the Earth, a foreign related party of Terra Insight Corporation. The Institute of Geoinformational Analysis of the Earth is owned and operated by Ivan Railyan, President and Chairman of CompuPrint.

We provide our services to customers for a cash fee, on a per service transaction basis to our customers. Our services are not available to the general public. Our business model for the future places greater emphasis on: seeking joint venture and similar relationships with third parties to map and analyze certain geographic areas in exchange for oil or mineral rights; acquiring licenses for targeted oil and mineral rights; and, acquiring stock, royalties or working interests in exploration projects.

ORGANIZATION HISTORY

CompuPrint, Inc. was incorporated on September 15, 1995 in the State of North Carolina.

Prior to 2002, CompuPrint was a remanufacturer and distributor of laser and ink jet printer cartridges. Thereafter, CompuPrint's business plan consisted of the sale of laser and ink jet printer cartridges through independent sales representatives compensated on a commission basis. On August 19, 2003, CompuPrint sold all operations and net assets of its laser and inkjet printer cartridge operations in exchange for forgiveness of debt. After the sale, CompuPrint had no material operations and was searching for new business opportunities in the laser and inkjet printer cartridge industry.

On May 19, 2005, CompuPrint entered into a Split-Off Agreement with David Allison, CompuPrint's sole officer and director and CompuPrint's controlling shareholder. Pursuant to the agreement, CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for 100% of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, CompuPrint transferred its 100% of the equity of CompuPrint Ventures, Inc. to Mr. Allison in exchange for 13,086,360 shares of common stock that he held, which were then cancelled, and for the release by Mr. Allison to CompuPrint of all rights to any amounts advanced or otherwise loaned by Mr. Allison to CompuPrint.

On May 19, 2005, CompuPrint entered into an Agreement and Plan of Reorganization with Terra Insight Corporation, a Delaware corporation, and the three shareholders of Terra Insight Corporation. Pursuant to the reorganization agreement, CompuPrint issued 35,029,980 shares of common stock, constituting approximately 90% of CompuPrint's outstanding common stock after the issuance, in exchange for all of the equity of Terra Insight Corporation in a transaction viewed as a reverse acquisition. The three shareholders of Terra Insight Corporation received the following number of shares of CompuPrint's common stock: Ivan Railyan, 29,775,483 shares; Roman Rozenberg, 3,502,998 shares; and Dan Brecher, 1,751,499 shares. In connection with the transaction, CompuPrint's sole officer and director resigned and the three shareholders of Terra Insight Corporation were appointed to CompuPrint's Board of Directors. Subsequently, Mr. Railyan was appointed President and Chairman of the Board, Mr. Rozenberg was appointed Chief Executive Officer, and Mr. Brecher was appointed CompuPrint's Secretary. No director, executive officer or person who may be deemed to be an affiliate of Terra Insight Corporation had any direct or indirect interest in CompuPrint prior to the completion of the reverse acquisition.

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

We have not been subject to bankruptcy, receivership or any similar proceedings.

BUSINESS OF TERRA INSIGHT CORPORATION

We provide mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources. The proprietary analytic technology utilizes a broad range of available geological information, together with satellite and aerial photographs, supplementing other geological exploration work, such as thematic processing of recent remote Earth sensing data, making it possible to optimize the acquisition of seismic or other geophysical sensing. These efforts can be directed to various uses, and are used with regard to exploration projects covering a wide range of natural resources. The mapping services consist of an analysis of a specified geographic area to predict where natural resources, such as oil, mineral ores, water, or diamonds are likely to exist, so that assessment can be made of the commercial prospects of exploring, drilling or mining in a specified area. The mapping services and the analysis of the geographic area are accomplished using mathematical techniques to process the information gathered. The mapping services do not replace traditional exploration techniques, but rather are intended to supplement and optimize the traditional geological exploration.

Most of the mapping and analytic services are performed with the use of technology and services obtained from The Institute of Geoinformational Analysis of the Earth (the "Institute"), pursuant to an exclusive licensing agreement and a services agreement. The Institute is an international professional services firm, owned and operated by our President and Chairman, Ivan Railyan, which specializes in the development and application of remote sensing and geographic information technologies. Remote sensing and spatial database technologies are tools used by natural resource scientists to better understand, use and manage the Earth's resources. We have an exclusive, worldwide 30-year renewable license for the use of the technology of the Institute. We are required to pay the Institute $600,000 each year under the license agreement. The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us.

We provide our services to customers for a cash fee, on a per service transaction basis to our customers. Our services are not available to the general public. Our business model for the future places greater emphasis on: seeking joint venture and similar relationships with third parties to map certain geographic areas in exchange for royalties, participation or other oil or mineral rights; acquiring licenses for targeted oil and mineral rights, and, acquiring stock, royalties and working interests in exploration projects. We may also seek to invest in, arrange for, or contribute capital to, such exploration projects.

On September 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada's bids for nine separate parcels of land, totaling approximately 15,439 acres, were accepted at the auction, at an aggregate price of approximately $435,516. The partnership paid a bid deposit of $54,725 at the auction, and, subsequently paid $380,791 on September 26 2005. The bids were made without detailed knowledge of the condition of the properties, accessibility to the properties, their suitability for oil and gas operations, the history of prior operations on such properties, the amount of any proven or probable reserves in the properties, or the potential economic significance of the properties. In October 2005, we received offers of leases for eight of the nine parcels, totaling 14,361 acres. In November 2005, we were informed by the Bureau of Land Management that with respect to the one other parcel that Tierra Nevada submitted a bid for and paid for, such land was offered for bid in error, due to an overlap of certain territory with an existing lease, and we are evaluating our options with respect to such parcel. Generally, leases from the Bureau of Land Management issue for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The eight leases were effective as of November 1, 2005.

On December 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada's bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. The bids were made without detailed knowledge of the condition of the properties, accessibility to the properties, their suitability for oil and gas operations, the history of prior operations on such properties, the amount of any proven or probable reserves in the properties, or the potential economic significance of the properties. Generally, leases from the Bureau of Land Management issue for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The leases were effective as of January 1, 2006.

PRODUCTS AND SERVICES

We provide information, consulting services and reports that include geological maps of a defined geographic territory and our analyses and assessment of the likelihood of the existence of a targeted-for natural resource in a specifically requested territory, so that our customers can assess the commercial prospects of exploring, drilling or mining in a specified area.

SALES AND MARKETING

To date, our customers have been those of whom our executives had direct prior knowledge. We seek customers on an individual basis. We do not utilize a sales or marketing team.

COMPETITIVE BUSINESS CONDITIONS

We believe the principal competitive factors in our business are the accuracy of information we provide to customers and price. Although we do not believe that we have a direct competitor for our particular service offering, we do face significant competition within the natural resource exploration service industry. We compete against major natural resource exploration and production companies that conduct their geological and exploration analysis in-house, and other independent geological and information companies, consultants and service providers. This includes companies and consultants that provide software for visualizing, analyzing and modeling sub-surface structures, that provide geology maps and databases, and that perform geological interpretation and assessment services.

DEPENDENCE ON MAJOR CUSTOMERS

For the year ended December 31, 2005, we derived all our revenues from three customers.

LICENSE AGREEMENT

We have an exclusive, worldwide 30-year renewable license for the use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth's resources and the monitoring of the environment. We are required to pay the Institute $600,000 each year under the license agreement until we have achieved certain milestones, upon which the payments increase.

SERVICES AGREEMENT

The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us. The Institute will perform certain contract services for us at no more than 40% of the published rates of $500 per square kilometer, with minimum annual fees totaling $500,000, and with offsets against the license fee until certain minimum revenues are obtained. Commencing in 2007, the minimum annual services fee payments to the Institute are to increase annually by the lesser of four percent or the percentage increase of the New York Consumer Price Index using 2005 as the base year. The agreement further provides that in any calendar year in which our revenues are less than $6,000,000, the initial minimum annual services fees of $500,000 is to be offset against the annual license fee of $600,000. This offset will continue until such time that our annual revenues reach at least $10 million in a calendar year, or our market capitalization exceeds $100 million at a time when our annual revenues reach $6 million or more.

EXPLORATION AGREEMENT

On June 30, 2005, we entered into an agreement with Enficon Establishment, a Liechtenstein company, for the formation, operation, financing and development of a Delaware limited partnership, Tierra Nevada Exploration Partners, LP, in connection with the exploration of certain natural resource deposits in the State of Nevada. Our subsidiary, Terra Resources, Inc., is the general partner of the partnership. The plan is to pursue acquisition of the leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. We provided $2 million in funding to the project, and are to provide up to a total of $3 million in funding for the project. Enficon is to provide up to $3 million as capital contribution in furtherance of the project. Assuming such funding by Enficon, of which there is no assurance, Enficon would have a 50% interest as a limited partner in the partnership. To the extent that Enficon contributes less than the amount we contribute to the partnership, Enficon's interest in the partnership will be diluted. To the extent that additional third-party financing is required, our interest and the interest of Enficon in the partnership, or both, may be diluted.

We agreed to grant Enficon, subject to Enficon's satisfaction of certain conditions, a non-assignable first right of refusal for the providing of funding to certain other projects that we may agree to finance. The first right of refusal was conditioned upon Enficon's full purchase of $5 million dollars in 6% convertible debentures maturing December 31, 2007, convertible at $1 per share into an aggregate of 5 million shares of our common stock, pursuant to a Securities Purchase Agreement dated June 30, 2005 entered into by Enficon with us. The first right of refusal is of no effect until Enficon has timely paid for and converted in full the total of $5 million of convertible debentures, and is of no effect until Enficon has also timely provided the full amount required of Enficon to fund its limited partnership interests pursuant to the terms of the exploration agreement. Provided we agree that the conditions for the first right of refusal have been satisfied, the first right of refusal is to last so long as Enficon retains ownership of the majority of the five million shares of our common stock to be issued upon conversion of the convertible debentures that Enficon may purchase from us. The agreement provides that Enficon will forfeit its first right of refusal if Enficon breaches its obligations under the agreement or declines to fund two projects that are subsequently funded on the terms Enficon declined, or if Enficon agrees to fund a project but fails to do so. On July 5, 2005, Enficon purchased $2 million in convertible debentures from us, and on September 8, 2005, Enficon purchased an additional $1 million in convertible debentures pursuant to the June 30, 2005 Securities Purchase Agreement.

DAVIDSON LEASEHOLD TRANSACTION

On January 26, 2006, TexTerra Exploration Partners, LP, a newly formed limited partnership of which Terra Resources, Inc. (a first tier subsidiary of Terra Insight Corporation) is the general partner, entered into agreements in furtherance of transactions pursuant to a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children's Trust No. 1, dated January 10, 2006. The Farmout Agreement regards the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas. Davidson Energy, L.L.C. and Johnson Children's Trust No. 1 obtained the Bellows Lease by assignment from the original lessees, Darrel Canion and Marian Canion and from other prior estate holders (Main Plaza Corporation, Jarret B. Meuth and William
R. Meuth, Jr who had reserved a mineral fee estate). TexTerra's leasehold interest is subject to an approximate 25% royalty interest to the assignors to Davidson and the Johnson Children's Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children's Trust, on the one hand, and TexTerra, on the other hand.

Subject to the conditions set forth in the Farmout Agreement, Davidson Energy and Johnson Children's Trust are to assign to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the Railroad Commission spacing unit (a defined area around a well hole under Texas law). The purchase price for TexTerra's 70% working interest is TexTerra's agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by Davidson Energy. The remaining 30% working interest (30% of the 75% net revenue interest) shall be retained by Davidson Energy and Johnson Children's Trust.

TexTerra's initial well interest and TexTerra's interest in the remaining acreage under the leases shall, subject to the leases, be considered to be earned at the later to occur of (a) deposit by TexTerra of the costs of drilling the initial well, or (b) the deposit by TexTerra of the initial well dry hole costs with the operator, at which time Davidson Energy and Johnson Children's Trust shall deliver a fully executed and recordable assignment covering the leases which conveys to TexTerra a 70% working interest in the initial well spacing unit and a 50% working interest in all other acreage covered by the leases.

After the initial well, Davidson Energy and Johnson Children's Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout Agreement will be subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children's Trust elect not to participate in future wells on the lease, they shall receive the carried interest discussed below.

In the event Davidson Energy and Johnson Children's Trust together decide not to participate in a future well or wells on the lease, Davidson Energy and Johnson Children's Trust shall promptly deliver a recordable assignment of their working interest in and to the leases and the spacing unit assigned to the proposed well, reserving there from a carried interest of a back-in 10% working interest. Such back-in interest shall become effective if and when TexTerra reaches payout on the lease. Payout shall be deemed to have occurred as of the first day of the month following the month in which the result of the following formula is equal to or greater than one: (a) TexTerra cumulative net production revenue (from initial well plus wells subject to backin interest), divided by (b) TexTerra cumulative cost (from initial well plus wells subject to backin interest).

FUNDING FOR DRILLING THE INITIAL WELL ON THE DAVIDSON LEASEHOLD

In January 2006, to fund its obligations under the Farmout Agreement with Davidson Energy and Johnson Children's Trust (the "Davidson Project"), TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the Limited Partnership Agreement, Enficon is responsible for $1,133,720, which is 80% of the budgeted costs ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra's oil and gas consultant, legal costs, title review fees, the costs of the Company's technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

If additional funding is required for the initial well, Terra Resources and Enficon are to be responsible for such additional costs in the ratio of 20% to 80%, respectively. Enficon's interest in TexTerra is limited to the initial well to be drilled in the Davidson Project, to the extent of 65% of the net revenue interest received by TexTerra from the initial well after payment of a 5% overriding royalty to Terra Insight Corporation and after repayment of the budgeted costs paid by Enficon and Terra Resources. Until such budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

We are not aware of any federal, state and local laws, rules and regulations affecting our business as presently conducted. In the event that we alter our business model and engage in activities directly involving the exploration and exploitation of oil and other natural resources, we may become required to make the necessary expenditures to comply with the applicable health and safety, environmental and other regulations.

INTELLECTUAL PROPERTY

We rely heavily on intellectual property, including the intellectual property we license. We regard our trademarks, copyrights, licenses, and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, certain customers, dealers, and others, to protect our rights. In addition, we exercise reasonable measures to protect our intellectual property rights and intend to enforce these rights when we become aware of any potential or actual violation or misuse.

Intellectual property licensed from third parties, including from the Institute, is a vital component of our service offerings and, cannot be independently replaced or recreated by us or others.

EMPLOYEES

As of February 27, 2006, we have fifteen employees, of whom five serve in officer capacities and ten serve in scientific and administrative capacities. Our Chief Executive Officer is a full time employee. Our Chief Operating Officer devotes substantially all of his time to our business. The other officers work on a part-time basis. Eight of the ten non-officer personnel work on a full-time basis.

ITEM 2.    DESCRIPTION OF PROPERTY

We presently sublease our executive office facilities in New York, New York, on a month-to-month basis, pursuant to an oral agreement with an officer. The rent was $1,500 per month through November 2005, and is currently $2,250 per month.

We also lease additional office facilities at 150 East 57th Street, New York, New York, pursuant to a lease commenced on December 5, 2005 and ending on December 31, 2007, at $4,600 a month.

We also sublease office facilities at Leninski Prospect 132, Suite 707, Moscow, Russia, at approximately $14,000 per quarter. The sublease is pursuant to an oral agreement entered on August 15, 2005. We intend to enter into a sublease agreement for these premises, on a year-to-year or longer basis, in the near future.

We believe that our present office facilities are suitable for our present needs. Our offices are not covered by insurance.

In September 2005, Tierra Nevada Exploration Partners, LP, an affiliate of the Company, was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The leases are effective November 1, 2005.

On December 13, 2005, Tierra Nevada Exploration Partners, LP was the successful bidder in auctions conducted by the Bureau of Land Management for two separate parcels of land, totaling approximately 1,240.44 acres in Nevada. Our bid was for at an aggregate price of approximately $30,935. Leases from the Bureau of Land Management are issued for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The leases are effective as of January 1, 2006.

As of December 31, 2005, total costs incurred in connection with the acquisition of the above-mentioned land leases amounted to $1,663,999, which consisted of acquisition costs in the amount of $1,197,548 and land leases of $466,451.


ITEM 3.    LEGAL PROCEEDINGS

We are not a party to, and none of our property is subject to, any pending or actual threatened lawsuits or other legal or governmental proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board under the symbol "CPPT." The following table sets forth, for the fiscal periods indicated, the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Stock prices prior to May 19, 2005 reflect a predecessor business, which was essentially a shell company with no material operations, and are not related to our current business operations. On May 9, 2005, we authorized a forward split of our common stock at a ratio of 4.36212 to 1. For purposes of the quotation on the OTC Bulletin Board, the record date for the forward split was May 26, 2005 with a payment date of May 31, 2005, and an ex-dividend date of June 1, 2005. Stock prices for dates prior to May 19, 2005 have not been adjusted in the table below to give effect to the forward stock split.

                                                          High           Low
                                                          -----          -----

Fiscal Year 2004
---------------------------------
Quarter ending March 31, 2004                             $0.15          $0.15
Quarter ending June 30, 2004                              $0.15          $0.07
Quarter ending September 30, 2004                         $0.10          $0.10
Quarter ending December 31, 2004                          $0.10          $0.10

Fiscal Year 2005
---------------------------------
Quarter ending March 31, 2005                             $0.10          $0.10
Quarter ending June 30, 2005                              $3.00          $0.10
Quarter ending September 30, 2005                         $2.00          $1.25
Quarter ending December 31, 2005                          $1.25          $0.20


HOLDERS

As of February 27, 2006, we had 28 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

DIVIDENDS

We have never declared any cash dividends on our common stock. Future cash dividends on the common stock, if any, will be at the discretion of our Board of Directors and will depend on our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, and other factors that the Board of Directors may consider important. The Board of Directors does not intend to declare or pay cash dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

TRANSFER AGENT

The transfer agent for our common stock is Continental Stock Transfer & Trust Company.

RECENT SALES OF UNREGISTERED SECURITIES

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

On May 9, 2005, the Company filed an Articles of Amendment to the Company's Articles of Incorporation to increase the Company's authorized shares of common stock from 9,000,000 shares to 100,000,000 shares, and in connection with the increase in shares of common stock, to affect a forward split at a ratio of
4.36212 to 1. For stock issuances prior to May 19, 2005, the number of shares issued have not been adjusted to reflect the stock split and are referred to as pre-split shares. For issuances on May 19, 2005 and thereafter, the number of shares issued reflects the forward stock split and are referred to as post-split shares.

In January 2002, the Company issued 1,500 pre-split shares of its common stock, at $1.00 per share, to an independent contractor for partial compensation for web site development.

In January 2002, the Company issued 25,000 pre-split shares of its common stock to KGL Investments, Ltd., the beneficial owner of which is Kaplan Gottbetter & Levenson, LLP, the former counsel to the Company. The shares were issued in exchange for $25,000 worth of legal services rendered.

On December 29, 2003, the Company issued 3,000,000 pre-split shares of its common stock to its president, David Allison in consideration for his duties relating to his appointment as the Company's sole officer.

On May 19, 2005, the Company entered into an Agreement and Plan of Reorganization with Terra Insight Corporation, a Delaware corporation, and the three shareholders of Terra Insight Corporation. Pursuant to the reorganization agreement, the Company acquired the business of Terra Insight Corporation, together with its inactive subsidiary, Terra Resources, Inc., a Delaware corporation. Pursuant to the reorganization agreement, the Company exchanged 35,029,980 post-split shares of its common stock in exchange for all of the shares of common stock of Terra Insight Corporation in a transaction viewed as a reverse acquisition. The three shareholders of Terra Insight Corporation received the following number of post-split shares:

                   Ivan Railyan                           29,775,483
                   Roman Rozenberg                        3,502,998
                   Dan Brecher                            1,751,499

On May 19, 2005, as a consequence of the Agreement and Plan of Reorganization with Terra Insight Corporation, the Company assumed the obligations of three executive employment agreements of Terra Insight Corporation. Ivan Railyan, Roman Rozenberg, and Dan Brecher have stock options to purchase shares of the Company's common stock, exercisable for five years from January 7, 2005 at $0.32 per share. Mr. Railyan is entitled to acquire up to 1,033,334 post-split shares of the Company's common stock, and each of Mr. Rozenberg and Mr. Brecher are entitled to acquire up to 1,033,333 post-split shares of the Company's common stock. The stock options are subject to future vesting. One-half of the stock options shall vest following the first fiscal year end in which the Company's earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or its gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which the Company's EBITDA exceeds $4,000,000 or its gross revenues exceed $10,000,000.

On May 19, 2005, the Company sold 2,411,138 post-split shares of common stock to two accredited investors for gross proceeds of $1,750,000. In connection with the sale of securities, the Company granted the investors certain registration rights, agreeing to use its best efforts to file a registration statement for the resale of the shares that they purchased within ninety days, and seeking effectiveness within 180 days. If the Company fails to perform its obligations in connection with the filing of the registration statement, for each thirty day period that the registration statement is not timely filed, the Company is to pay the investors as liquidated damages a number of shares equal to two percent of the total outstanding capital. The proceeds of the sale of securities were used for working capital.

On May 20, 2005, the Company entered into an agreement with Kenneth Oh, pursuant to which the Company issued stock options to purchase 250,000 post-split shares of the Company's common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to the Company, as follows: options to purchase 187,500 shares on May 20, 2006; additional options to purchase 31,250 shares on May 20, 2007; and the remaining options to purchase 31,250 shares on May 20, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 13, 2005, in connection with the employment agreement, the Company granted Dmitry Vilbaum stock options to purchase 413,333 post-split shares of the Company's common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to the Company, as follows: options to purchase 310,000 shares on June 13, 2006; additional options to purchase 51,667 shares on June 13, 2007; and the remaining options to purchase 51,666 shares on June 13, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 29, 2005, the Company entered into an agreement with Dmitry Vilbaum, pursuant to which the Company issued stock options to purchase 500,000 post-split shares of the Company's common stock. The stock options are exercisable for five years at $1.00 per share. The stock options were to vest, subject to conditions of services to the Company, as follows: options to purchase 375,000 shares on June 29, 2006; additional options to purchase 62,500 shares on June 29, 2007; and the remaining options to purchase 62,500 shares on June 29, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 29, 2005, the Company entered into a consulting agreement with Stuart Sundlun, pursuant to which the Company issued stock options to purchase 500,000 post-split shares of the Company's common stock. The stock options are exercisable for five years at $0.80 per share.

On June 30, 2005, the Company entered into a Securities Purchase Agreement with Enficon Establishment, a Liechtenstein company, for the sale of up to a principal amount of $5 million in 6% convertible debentures due December 31, 2007. On July 5, 2005, Enficon purchased a $2 million debenture, and on September 8, 2005, Enficon purchased an additional $1 million debenture. We allocated $1 million of $3 million in proceeds from the sale of debentures to our working capital, and the other $2 million in furtherance of an exploration project being conducted by Tierra Nevada Exploration Partners, LP, in which we currently hold a 100% partnership interest. The debentures are convertible into shares of the Company's common stock at $1.00 per share. Interest accrues on the principal amount of the debenture at the simple rate of 6% per year from the date of issuance. Interest is payable at maturity. In the event of conversion of the debenture, in whole or in part, the holder forfeits any accrued interest on the converted principal amount. The debentures are subject to a mandatory conversion in the event that the Company's non-insider common stock trades in the public securities market at a price of $2.00 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks. In connection with the sale of securities, the Company granted Enficon certain registration rights, agreeing to include, in a registration statement that the Company files, the resale of the shares underlying the debentures that Enficon purchased. The Company intends to file a separate registration statement at a later date for the resale of the shares underlying the debentures that Enficon purchased on September 8, 2005. The agreement provides that the Company can send notice to Enficon requesting the purchase of the final $2 million debenture at a future date, which Enficon is not committed to purchase. The Company is to allocate $1 million of the proceeds from the sale of the final $2 million debenture in furtherance of the exploration agreement that the Company entered into with Enficon, assuming Enficon's purchase of the final $2 million debenture.

On October 1, 2005, the Company entered into a consulting agreement with CEOcast, Inc., pursuant to which the Company issued 175,000 shares of its common stock to the consultant. The agreement is for a term of up to one year. The consulting agreement provided that if the Company does not opt to terminate the agreement after four months, the Company is to issue an additional 325,000 shares of common stock in February 2006. Pursuant to an amendment to the consulting agreement dated December 30, 2005, the Company is to issue the additional 325,000 shares of common stock in May 2006, unless the agreement is terminated.

On December 12, 2005, the Company entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of 1,000,000 shares of common stock, 150,000 warrants exercisable for one year, and 2,000,000 warrants exercisable for six months. The 150,000 one-year warrants are exercisable for six months at $1.25 per share and are thereafter exercisable at $1.50 per share. The 2,000,000 six-month warrants are exercisable for three months at $1.15 per share and are thereafter exercisable at $1.50 per share, provided that the initial exercise of these six-month warrants must be for the purchase of at least 1,000,000 shares of common stock. The Company applied the proceeds of $1,000,000 to its working capital.

On December 29, 2005, the Company entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited company, for the sale of 500,000 shares of common stock. The Company applied the proceeds of $500,000 from the sale of the securities to its working capital.

On December 29, 2005, the Company granted nonincentive stock options to purchase shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $0.50 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company's 2005 Stock Incentive Plan, to the following employees:

      Ivan Railyan, President                              500,000 options
      Roman Rozenberg, Chief Executive Officer             500,000 options
      Dan Brecher, Managing Director                       500,000 options
      Dmitry Vilbaum, Chief Operating Officer              250,000 options
      Kenneth Oh, Secretary                                250,000 options
      Viktor Andreev                                       250,000 options

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

"FORWARD-LOOKING" INFORMATION

This report on Form 10-KSB contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which represent our expectations and beliefs, including, but not limited to statements concerning the Company's expected growth. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements, which speak only as of the date such statement was made. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2005, and the notes thereto.

INTRODUCTORY NOTE

The discussion below refers to our current operations, those primarily of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations for our former business, which was an inactive shell company that did not generate revenue in the fiscal year ended December 31, 2004 nor in the interim period through May 19, 2005. The historical financial information for the period from January 7, 2005 through December 31, 2005 discussed herein is that of the accounting acquirer, Terra Insight Corporation.

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

As of December 31, 2005, Terra Resources, Inc., New Found Oil Partners, and Tierra Nevada Exploration Partners had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land, and to bidding for land leases in auctions conducted by the Bureau of Land Management, a United States agency.

PLAN OF OPERATION

Terra Insight Corporation was formed in January 2005. Our plan of operation for the next twelve months is to expand our customer base for which we provide our mapping and analysis services, while moving to a business model that emphasizes our obtaining royalty or ownership rights in projects we service. During our 2005 fiscal year, we had only three paying customers.

We intend to enter into agreements whereby we provide our services, such as providing site and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties.

In September 2005 and December 2005, we made bids for certain parcels of land in Nevada, and, we intend to participate in the development of oil explorations operations on such properties at a future date. We have not yet specifically identified our business model with respect to such land leases, as we do not have oil exploration experience and need substantial additional capital to conduct oil exploration activities alone. We have entered into an agreement with Enficon which may provide the funding for examining, drilling, operating and financing our land leases in Nevada. Enficon has not provided such funding to date. We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is the impairment of unproved oil and gas properties and the estimated collectibility of accounts receivable.

For oil and gas properties, costs associated with lease acquisitions and land costs have been capitalized. Such unproven properties are valued at the lower of cost or fair value. Exploration for and development of oil and gas reserves, including drilling and completing wells, has not commenced as of December 21, 2005.

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as the financial condition of the customer.

RESULTS OF OPERATIONS FOR FISCAL 2005

Our results of operations for the twelve months ended December 31, 2005 are discussed below. There is no comparison to 2004 since the Company was inactive in that year.

Revenues
--------

Our revenues from services for the year ended December 31, 2005 were $732,150. These revenues were derived from sales to three customers and related to our mapping and surveying services.

We will need to attract new paying customers in order to generate revenues in 2006. While we have been in negotiations with a number of potential clients for the providing of our services, as of December 31, 2005, we did not have a service arrangement for cash in place for 2006. This is because we have recently been placing an emphasis on obtaining an ownership or royalty interest in a potential client's exploration projects, in addition to a cash service fee, and negotiations for such arrangements have taken longer than anticipated. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced, and accordingly, we may generate less cash revenues in our fiscal year 2006.

Cost of Revenues
----------------

Our cost of revenues for the year ended December 31, 2005 was $321,785. As a percentage of net revenues, cost of revenues for the twelve months ended December 31, 2005 were approximately 44%.

The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies.

Operating Expenses
------------------

Operating expenses for the year ended December 31, 2005 were $2,529,991. Operating expenses as a percentage of net revenues were approximately 346%. Operating expenses consisted primarily of professional fees of $1,056,795, management and employee salaries and benefits of $892,170, office facilities expenses of $57,779, and travel related expenses of $260,812.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist the Company in marketing our business and attracting new customers.

Our employee compensation expenses and costs of office facilities are expected to increase substantially in fiscal year 2006, as we plan to hire additional personnel, including a chief financial officer, in the near future. With additional personnel, we will need to seek additional office space.

Travel related expenses can be expected to increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries.

We intend to expand our business model to include activities such as providing services for royalties or ownership rights and cash fees with regard to specific natural resource exploration properties, which may cause our operating expenses to increase significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

Interest Expense
----------------

Our interest expense for the year ended December 31, 2005 was $210,392. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in 2005. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued to be $750,000. The discount amount of $750,000 is being amortized as a component of interest expense over the redemption period. In the year ended December 31, 2005, we accrued $78,082 in interest on the outstanding amount of the debentures.

Net Loss
--------

Net loss for the year ended December 31, 2005 was $2,306,290.


LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by our sale of our common stock and convertible debentures to private investors. As of December 31, 2005, we had cash on hand excluding $800,000 in escrow in the amount of $2,300,925. Sales of capital stock and convertible debentures, net of expenses, during 2005 totaled $5,945,322 in the aggregate. There is no comparison to 2004 since the Company was inactive in that year.

Operating Activities
--------------------

For the year ended December 31, 2005, cash flows from operating activities resulted in deficit cash flows of $1,084,194, primarily due to a net loss of $2,306,290, plus non-cash charges of $395,975 , and adjustments for an increase in deferred costs of $49,000, an increase in prepaid expenses of $96,161 and an increase in other assets of $50,833, an increase in accounts payable and accrued expenses of $684,033, an increase in deferred revenues of $260,000, and an increase in accrued interest on convertible debentures of $78,802.

Investing Activities
--------------------

Cash used by investing activities was $1,801,836 for the year ended December 31, 2005. The cash we used pertained primarily to payments for land leases and related acquisition costs in Nevada in the amount of $1,663,999, which have been capitalized, $137,837 for purchases of property and computer equipment, incurred primarily in connection with the establishment of an office in Moscow, Russia.

Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Financing Activities
--------------------

For the year ended December 31, 2005, cash provided by financing activities was $5,961,778, comprised of net proceeds from the sale of common stock in May 2005, the proceeds from the sales in July 2005 and September 2005 of 6% convertible debentures in the aggregate principal amount of $3,000,000, and the proceeds from the sale of common stock in December 2005.

The 6% convertible debentures are due December 31, 2007. Interest on the principal amount of the debentures accrue at the simple rate of 6% per year from the date of issuance, and is payable at maturity. As of December 31, 2005, we have outstanding a principal amount of $3 million in 6% convertible debentures and accrued interest on the debentures of $78,082. The holder of the debenture is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company's common stock at $1 per share. Upon conversion of a debenture, in whole or in part, the debenture holder will forfeit any accrued interest on the converted principal amount. We expect that the debenture holder will convert the debentures prior to maturity; however, if the holder does not elect to convert the debentures, we will need substantial additional funds.

Future Needs
------------

We believe that our available cash is adequate to support our month-to-month obligations for more than the next twelve months, including our required minimum annual fees to the Institute.

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we have satisfied with respect to our fiscal year ending December 31, 2005. In 2005, the fees paid to the Institute were financed primarily from proceeds from the sale of securities, and, to a lesser extent, from cash generated from revenues. The annual fees to the Institute represent a significant continuing obligation that may reduce our available working capital, as our cash flow from operating activities may not be sufficient to finance the minimum annual fees. In future years, we intend to fund such payment obligations from revenues generated by operations. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intend to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

Establishing ownership or other interests in natural resource exploration projects will likely require significant additional capital in addition to our available cash. We estimate that to fund three contemplated exploration projects just in the states of Nevada, Texas and Montana this year and next year, we will need a total of approximately $13 million of capital or other participation during the next twelve to twenty four months.

We are in active negotiations with several institutional investors for funding for such projects, including through investment in our subsidiary or affiliated entities. We intend to utilize limited partnerships to raise funds for certain exploration projects, and have already established two such Delaware partnerships, Tierra Nevada Exploration Partners, LP and New Found Oil Partners, LP, in which our wholly-owned subsidiary, Terra Resources, Inc. is the general partner in these two Delaware partnerships. As of December 31, 2005, Terra Resources, Inc., New Found Oil Partners, and Tierra Nevada Exploration Partners had yet to conduct substantive operations. An investor, Enficon Establishment, has agreed to provide certain funding to the Tierra Nevada partnership, but has not yet done so as of December 31 2005.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been in negotiations with a private investor for the sale of our common stock and common stock purchase warrants, we currently have no commitments for financing. There is no guarantee that we will be successful in consummating the transaction.

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

EMPLOYEES

We anticipate the need to hire several management, technical, sales, and marketing employees in the next twelve months, depending on the rate of growth of our business. As of December 31, 2005, we have fourteen employees; five based in the United States and nine based in Moscow, Russia. We intend to hire additional management, technical, sales and marketing employees in the next twelve months, depending on the rate of growth of our business. We are seeking to hire a financial officer in the near future.

Other than our interest in hiring a financial officer, we presently have not identified a specific number of persons to fill such roles, and hiring's will depend upon our generating increased revenues and obtaining additional sources of financing. We may also need to retain business consultants, especially with significant knowledge of the natural resource industry. To attract and retain quality personnel, we anticipate we will have to offer competitive compensation to future employees and consultants.

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

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, nonfinancial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154. The adoption of SFAS No. 154 will not have a material effect on the Company's results of operations or financial position.

In January 2004, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") and in December 2004, the FASB revised FIN 46 to codify certain FASB Staff positions previously issued for FIN 46 ("FIN 46R"). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities ("VIRs"). Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a company if that company was subject to a majority of the risk of loss from the variable interest entity's activities or if that company is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have any impact on the financial position, results of operations or cash flows of the Company.

ITEM 7.    FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm               F-2
Consolidated Balance Sheet as of December 31, 2005                    F-3
Consolidated Statement of Operations                                  F-4
      for the Year Ended December 31, 2005
Consolidated Statement of Cash Flows for the                          F-5
      Year ended December 31, 2005
Consolidated Statement of Changes in                                  F-6
      Shareholders' Equity for the Year ended
      December 31, 2005
Notes to Consolidated Financial Statements                            F-7 - F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CompuPrint, Inc.:

We have audited the accompanying consolidated balance sheet of CompuPrint, Inc. and Subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CompuPrint, Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ Rosen Seymour Shapss Martin & Company LLP

                                   CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
March 10, 2006

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

                                      ASSETS
                                      ------

CURRENT ASSETS
--------------

CASH                                                                $ 3,100,925
DEFERRED COSTS  (Note 2)                                                 49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                96,621
                                                                    -----------

            TOTAL CURRENT ASSETS                                      3,246,546

OTHER ASSETS
------------

OIL AND GAS PROPERTIES, UNPROVED, FULL
   COST METHOD (Note 6)                                               1,663,999
PROPERTY AND EQUIPMENT, NET OF
   ACCUMULATED DEPRECIATION (Note 2)                                    129,651
OTHER ASSETS                                                             36,955
                                                                    -----------

TOTAL ASSETS                                                        $ 5,077,151
                                                                    ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $   659,316
DEFERRED REVENUE                                                        260,000
                                                                    -----------

TOTAL CURRENT LIABILITIES                                               919,316

LONG-TERM LIABILITIES
---------------------

CONVERTIBLE DEBENTURES PAYABLE
   ($3,000,000 NET OF UNAMORTIZED DISCOUNT OF $ 617,772)              2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                               78,082
                                                                    -----------

TOTAL LIABILITIES                                                     3,379,626
                                                                    -----------

COMMITMENT AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

PREFERRED STOCK; $.0001 PAR VALUE, 1,000,000 SHARES
   AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 100,000,000
   SHARES ISSUED AND OUTSTANDING: 43,008,338                              4,301
ADDITIONAL PAID IN CAPITAL                                            6,406,187
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                           (272,933)
ACCUMULATED DEFICIT                                                  (4,440,030)
                                                                    -----------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  1,697,525
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                $ 5,077,151
                                                                    ===========

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2005



REVENUES                                                           $    732,150

COST OF REVENUES                                                        321,785
                                                                   ------------

GROSS PROFIT                                                            410,365

OPERATING EXPENSES                                                    2,529,991
                                                                   ------------

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND
   PROVISION FOR INCOME TAXES                                        (2,119,626)

OTHER INCOME (EXPENSE)

INTEREST EXPENSE                                                       (210,392)
INTEREST INCOME                                                          23,728
                                                                   ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                               (2,306,290)

PROVISION FOR INCOME TAXES (Note 9)                                        --
                                                                   ------------

NET LOSS                                                           ($ 2,306,290)
                                                                   ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                            ($0.08)
                                                                   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
   BASIC AND DILUTED                                                 27,277,814
                                                                   ============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                         ($2,306,290)

   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
      USED IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            DEPRECIATION                                                  8,186
            AMORTIZATION OF FINANCING COSTS                              13,878
            ACCRETION ON CONVERTIBLE DEBENTURES                         132,228
            AMORTIZATION OF CONSULTING FEES                             241,683
         CHANGES IN ASSETS AND LIABILITIES:
                (INCREASE) DECREASE IN ASSETS:
                  DEFERRED COSTS                                        (49,000)
                  PREPAID EXPENSES AND OTHER CURRENT ASSETS             (96,161)
                  OTHER ASSETS                                          (50,833)
                INCREASE (DECREASE) IN LIABILITIES:
                   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                684,033
                   DEFERRED REVENUE                                     260,000
                   ACCRUED INTEREST ON CONVERTIBLE DEBENTURES            78,082
                                                                    -----------

            NET CASH (USED IN) OPERATING ACTIVITES                   (1,084,194)
                                                                    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
                   ACQUISITION OF OIL AND GAS PROPERTIES             (1,663,999)
                   PURCHASES OF PROPERTY AND EQUIPMENT                 (137,837)
                                                                    -----------

            NET CASH (USED IN) INVESTING ACTIVITIES                  (1,801,836)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
                   NET PROCEEDS FROM ISSUANCE OF
                     CONVERTIBLE DEBT                                 3,000,000
                   NET PROCEEDS FROM ISSUANCE OF
                     COMMON STOCK                                     2,986,955
                                                                    -----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                 5,986,955
                                                                    -----------

NET CHANGE IN CASH                                                    3,100,925

CASH - BEGINNING OF YEAR                                                      0
                                                                    -----------

CASH - END OF YEAR                                                  $ 3,100,925
                                                                    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid during the year for:

               Interest                                             $      --
                                                                    ===========
               Income taxes                                         $      --
                                                                    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING
   ACTIVITIES APPLIED TO ADDITIONAL PAID-IN CAPITAL:

      Advances from shareholder ($408,840) and
         other liabilities, net($31,769) in connection
         with split-off and reverse merger                          $   440,609
                                                                    ===========

      Value of stock options issued to consultant
         for services to be provided to the Company                 $   295,866
                                                                    ===========

      Value of common stock issued to consultant
         for services to be provided to the Company                 $   218,750
                                                                    ===========

      Beneficial conversion feature of
         convertible debentures                                     $   750,000
                                                                    ===========

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                        STATEMENT OF SHAREHOLDRS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2005


                                                                                                          TOTAL
                                       COMMON STOCK        ADDITIONAL     DEFERRED                     SHAREHOLDERS'
                                       ------------          PAID IN     COMPENSATON     ACCUMULATED      EQUITY
                                   SHARES       AMOUNT       CAPITAL    (CONSULTANTS)      DEFICIT       (DEFICIT)
                                 -----------  -----------  -----------  --------------   -----------   -------------
BALANCE JANUARY  1, 2005                --           --           --              --            --              --




EFFECT OF REVERSE MERGER          38,922,200        3,892    2,159,025            --      (2,133,740)         29,177


ISSUANCE OF SHARES OF
  COMMON STOCK FOR CASH,
  NET OF EXPENSES                  3,911,138          391    2,982,564            --            --         2,982,955

BENEFICIAL CONVERSION FEATURE
  ON THE ISSUANCE OF
  CONVERTIBLE DEBT                      --           --        750,000            --            --           750,000

VALUE OF STOCK OPTIONS ISSUED
  TO CONSULTANT FOR SERVICES
  TO BE PROVIDED TO COMPANY             --           --        295,866        (147,933)         --           147,933

VALUE OF COMMON STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  TO BE PROVIDED TO THE COMPANY      175,000           18      218,732        (125,000)         --            93,750

NET LOSS                                --           --           --              --      (2,306,290)     (2,306,290)
                                 -----------  -----------  -----------  --------------   -----------   -------------

BALANCE DECEMBER 31, 2005         43,008,338  $     4,301  $ 6,406,187  ($     272,933)  ($4,440,030)  $   1,697,525
                                 ===========  ===========  ===========  ==============   ===========   =============


See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND BASIS OF PRESENTATION
         --------------------------------------

         The consolidated balance sheet of CompuPrint, Inc. ("CompuPrint"), a North Carolina corporation and Subsidiaries (collectively, the "Company") as of December 31, 2005, and the related statement of operations and cash flows for the year ended December 31, 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

         Basis of Consolidation
         ----------------------

         The consolidated financial statements include the accounts of CompuPrint and its wholly owned entities, Terra Insight Corporation, Terra Resources, Inc., Tierra Nevada Exploration Partners, LP, and New Found Oil Partners, LP. All significant inter-company balances and transactions have been eliminated in consolidation.

         Principal Business Activities
         -----------------------------

         The Company, through its wholly owned subsidiary Terra Insight Corporation ("Terra"), a Delaware corporation formed January 7, 2005, provides mapping, surveying and analytical services to exploration, drilling and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship (see below) and (2) joint ventures in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects. The services are provided through a services arrangement whereby the Company outsources the mapping, surveying and analytical services to the Institute of Geoinformational Analysis of the Earth ("Institute"), a related entity controlled by the majority shareholder of the Company.

         On July 6, 2005, the Company formed an entity named Tierra Nevada Exploration Partners, LP ("Tierra"), a Delaware limited partnership, in furtherance of a proposed exploration agreement with Enficon Establishment ("Enficon"), a Liechtenstein company. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of Tierra with an initial 100% interest. The Company has advanced $2 million into the limited partnership in furtherance of the exploration project. In the event Enficon chooses to participate in the project, the Company's interest in Tierra would be diluted.

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Revenue Recognition
         -------------------

         Revenue is recognized when the survey is delivered to the customer and collectibility is reasonably assured. Amounts received in advance of performance and/or completion of such services are recorded as deferred revenue.

         Deferred Costs
         --------------

         Deferred costs represent costs incurred in connection with services yet to be completed.

         Accounts Receivable
         -------------------

         Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers. It is the Company's policy to regularly review the accounts receivable aging for specific accounts past due and set up an allowance when collection is uncertain.

         Credit Risk
         -----------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure to any single financial institution or instrument. As to accounts receivable, the Company performs credit evaluations of customers before services are rendered and generally requires no collateral.

         Significant Customers
         ---------------------

         The Company derived all of its revenue for the period ended December 31, 2005 from three customers. In 2004, the Company was an inactive shell.

         Oil and Gas Properties, Unproved, Full Cost Method
         --------------------------------------------------

         The Company uses the "full cost" method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. As of December 31, 2005, the Company has capitalized lease acquisition and land costs related to oil and gas properties and have not yet commenced the exploration and development of oil and gas wells.

         All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, based on current economic and operational conditions, plus the lower of cost or estimated fair value of unproved properties.

         In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, based on current economic and operational conditions, plus the lower of cost or estimated fair value of unproved reserves.

         Sales of proved and unproved properties are accounted for as adjustments of capitalized costs to the full cost pool with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case, a gain or loss is recognized.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Other Property, Equipment and Depreciation
         ------------------------------------------

         Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See Note 7).

         Income Taxes
         ------------

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization exists. (See Note 9).

         Stock Options
         -------------

         As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that do not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees (see Note 5). Effective for the first quarter of 2006, the Company adopted SFAS No. 123(R) (see Note 5).

         Convertible Debentures
         ----------------------

         The Company sold an aggregate of $3,000,000 of 6% convertible debentures which contained a beneficial conversion feature. In accordance with Emerging Issues Task Force ("EITF") Issue 98-5 and 00-27, since the conversion price of the debentures was less than the closing trading prices of the Company's shares on the commitment date, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature.

         Earnings (Loss) Per Share
         -------------------------

         Basic earnings (loss) per share is computed by dividing net income
         (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the year ended December 31, 2005 , the effect of stock options has been excluded from the dilutive calculation as the impact of the stock options would be anti-dilutive.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Estimates
         ---------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, if any, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.


3.       REVERSE MERGER AND STOCK SPLIT
         ------------------------------

         REVERSE MERGER. On May 19, 2005, CompuPrint, which was inactive at the time, entered into an agreement and plan of reorganization (the "Agreement") with Terra Insight Corporation ("Terra"). Pursuant to the Agreement, CompuPrint acquired Terra through an exchange of 35,029,980 post-split shares of its common stock for all of the outstanding shares of Terra's common stock. The shares issued by CompuPrint to Terra's shareholders constitute approximately 85% of CompuPrint's common shares outstanding as of May 19, 2005. A "reverse merger" transaction resulted because the shareholders of Terra became the controlling shareholders of CompuPrint. The reverse merger was accounted for as a recapitalization. It is anticipated that CompuPrint will change its name to Terra Insight Corporation.

         In connection with the reverse merger, CompuPrint entered into a Split-Off Agreement with David Allison, CompuPrint's former sole officer and director and its former controlling shareholder. Pursuant to the split off, CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for 100% of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, CompuPrint transferred 100% of the equity of CompuPrint Ventures, Inc. to Mr. Allison in exchange for 13,086,360 post-split shares (see below) of CompuPrint's common stock that he held, which were then cancelled.

         STOCK SPLIT. On May 9, 2005, CompuPrint filed an Articles of Amendment to its Articles of Incorporation to increase its authorized shares of common stock from 9,000,000 shares to 100,000,000 shares and in connection with the increase in shares of common stock, to affect a forward split at a ratio of 4.36212 to 1.

         The retroactive effect of the split of 1 share of the common stock for
         4.36212 shares of common stock would have resulted in 16,978,580 shares being outstanding on December 31, 2004. On May 19, 2005, the Company cancelled 13,086,360 of the post-split shares it received from the former major shareholder of the Company in return for the transfer to him of the residual assets and liabilities of the former business of the Company pursuant to a Split-Off Agreement with such former shareholder.

4.       EQUITY TRANSACTIONS
         -------------------

         SALE OF COMMON STOCK TO ACCREDITED INVESTORS. On May 19, 2005, the Company sold 2,411,138 shares of common stock to two accredited investors for gross proceeds of $1,750,000. In connection with the sale of securities, the Company granted the investors certain registration rights, agreeing to file a registration statement for the resale of restricted shares that were sold. The proceeds from the sale of securities were used for working capital purposes.

                       COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       EQUITY TRANSACTIONS (CONTINUED)
         -------------------------------

         SALE OF COMMON STOCK TO BELHASA INTERNATIONAL CO. LLC. On December 12, 2005, the Company entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of 1,000,000 shares of the Company's common stock, 150,000 warrants exercisable for one year, and 2,000,000 warrants exercisable for six months. The 150,000 one-year warrants are exercisable for six months at $1.25 per share and are thereafter exercisable at $1.50 per share. The 2,000,000 six-month warrants are exercisable for three months at $1.15 per share and are thereafter exercisable at $1.50 per share, provided that the initial exercise of these six-month warrants must be for the purchase of at least 1,000,000 shares of common stock. As of December 31, 2005, the warrants had no value. The proceeds of $1,000,000 will be used for working capital purposes.

         SALE OF COMMON STOCK TO ESTERNA LIMITED. On December 29, 2005, the Company entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited liability company, for the sale of 500,000 shares of the Company's common stock.

         On December 28, 2005, the Company entered into an agreement, the Statement of Understanding for Purchase of Shares of CompuPrint, Inc. ("Statement of Understanding"), with Esterna Limited, a Cyprus limited liability company. Subject to various conditions precedent, including Esterna purchasing from the Company 500,000 shares of the Company's common stock at $1 per share, which were purchased on December 29, 2005, the Statement of Understanding provides for the sale to Esterna of an additional 49,500,000 shares of the Company's common stock, on an "all or none" basis, for $49,500,000, at a closing that must be held by March 31, 2006. The Statement of Understanding provides that on making its investment Esterna would have the ability to own 50% of the outstanding stock of the Company. The transactions contemplated by the Statement of Understanding are subject to due diligence investigations by the parties and various conditions precedent. Conditions precedent to a closing include entering into such contracts of sale and other ancillary agreements that are commonly associated with similar transactions, for example, a shareholders' agreement, voting proxies, and certain other agreements, including new employment agreements with the Company's management for five year terms with increased compensation. The investment by Esterna would trigger the "change of control" provisions in the executive employment agreements. In the event that the transactions contemplated by the Statement of Understanding are consummated, voting control of the Board of Directors would be split between the existing Directors and the directors to be nominated by Esterna.


5.       STOCK BASED COMPENSATION
         ------------------------

         On December 29, 2005, the Company's Board of Directors adopted the CompuPrint, Inc. 2005 Stock Incentive Plan (the "Plan"). The Plan has not yet been submitted for shareholder approval. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of the Company's common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of the Company, and to align employee interests with those of the Company's shareholders. The Plan is to be administered by the Board of Directors.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK BASED COMPENSATION (CONTINUED)
         ------------------------------------

         During 2005, the Company granted stock options to employees and outside consultants. The following tables summarize information about the stock option transactions.

                                                          2005
                                           -------------------------------------
                                                                   Weighted
                                             Number of             Average
                                              Options           Exercise Price
                                           --------------      -----------------

          Outstanding, January 1                      --                     --
             Granted                           7,013,333                 $ 0.51
             Exercised                                --                     --
             Cancelled/forfeited                      --                     --
                                           --------------      -----------------

          Outstanding, December 31             7,013,333                 $ 0.51
                                           ==============      =================


                                                                At December 31, 2005
                                   --------------------------------------------------------------------------------
                                                      Outstanding                             Exercisable
                                   -------------------------------------------------    ---------------------------
                                                        Weighted
                                                        Average           Weighted                       Weighted
                                                       Remaining           Average                       Average
          Range of                  Number of           Years of          Exercise       Number of       Exercise
       Exercise Prices               Options        Contractual Life        Price         Options         Price
     --------------------          -------------    -----------------     ----------    ------------    -----------
            $0.32                     3,100,000           4.6               $0.32            --             --
            $0.50                     2,250,000           5.0               $0.50            --             --
            $0.80                     1,163,333           4.5               $0.80         1,163,333       $ 0.80
            $1.00                       500,000           4.5               $1.00            --             --
                                   -------------    -----------------     ----------    ------------    -----------

                                      7,013,333           4.7               $0.51         1,163,333       $ 0.80
                                   =============    =================     ==========    ============    ===========

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK BASED COMPENSATION (CONTINUED)
         ------------------------------------

         OPTIONS TO OFFICERS AND EMPLOYEES. During 2005, the Company issued options to officers and employees to purchase up to an aggregate of 6,513,333 shares of common stock which are exercisable over a period of 5 years at exercise prices ranging from $0.32 to $1. Approximately 3.1 million options vested based on certain performance criteria which were not met for the year ended December 31, 2005. As of December 31, 2005, no accrual has been made based upon performance.

         CONSULTANTS. On June 30, 2005, the Company issued options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. The value of the options will be recognized as consulting expense over the one year term of the agreement on a straight-line basis.

         On October 1, 2005, the Company entered into an agreement with another outside consultant, for a term of up to one year, pursuant to which the Company issued 175,000 shares of its common stock. Pursuant to the Agreement, as amended, the Company is required to issue an additional 325,000 shares of common stock if it does not opt to terminate the agreement prior to April 30, 2006.

         AMENDMENT OF TERMS OF CERTAIN OUTSTANDING STOCK OPTIONS. On December 29, 2005, the Board of Directors approved the accelerated vesting of certain outstanding stock options previously granted to two officers. Such approval accelerated the vesting of unvested employee stock options granted with an exercise price ranging from $0.80 to $1.00 per share.

         As a result of the acceleration, unvested options to purchase approximately 1,163,333 shares of the Company's common stock became fully vested and immediately exercisable as of December 30, 2005. The stock options granted pursuant to option agreements were further amended to provide that if the optionee's employment with the Company is terminated for any reason other than for "cause" within six months preceding, or one year following, an event of a "change of control", the applicable exercise period shall be for a period of five years from the date of the original issuance date of the options.

         Pro forma information regarding net loss and loss per share is required by SFAS 123, and has been determined as if the company had accounted for its employee stock options under the fair value method required by SFAS 123. The fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the year ended December 31, 2005:

                                  Risk-free rate             4.33%
                                  Dividend yield             0.00%
                                  Volatility factor        477.46%
                                  Average life             5 years

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are full transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK BASED COMPENSATION (CONTINUED)
         ------------------------------------

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period of the options. The Company's pro forma information for the year ended December 31, 2005 is as follows:

                                                                  2005
                                                           ----------------

             Net loss available to common
                shareholders as reported                      $(2,306,290)

             Deduct: stock-based compensation
                expense determined under fair value
                 method                                        (1,123,500)
                                                           ----------------

             Pro forma net loss available                     $(3,429,790)
                                                           ================

             Net loss per common share:

                      Basic     - as reported                      $(0.08)
                                - pro forma                        $(0.13)
                      Diluted   - as reported                      $(0.08)
                                - pro forma                        $(0.13)


6.       OIL AND GAS PROPERTIES
         ----------------------

         In September 2005, the Company through its wholly-owned subsidiary, Tierra Nevada Exploration Partners, LP, a wholly-owned subsidiary of the Company, was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing, as defined. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The bids were made without detailed knowledge of the condition of the properties, their suitability for oil and gas operations, the history of prior operations on such properties, if any, or the potential economic significance of the property. The leases are effective November 1, 2005.

         On December 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada's bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. Leases from the Bureau of Land Management are issued for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The leases are effective as of January 1, 2006. As of December 31, 2005, no activity has occurred.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       OIL AND GAS PROPERTIES (CONTINUED)
         ----------------------------------

         As of December 31, 2005, total costs incurred in connection with the acquisition of the above-mentioned land leases amounted to $1,663,999, which consisted of acquisition costs in the amount of $1,197,548 and land leases of $466,451. The Company has not commenced oil and gas operations as of December 31, 2005.


7.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment are stated at cost at December 31, 2005 and consist of the following:

                                                  Estimated
                                                   Useful
                                               Lives - Years          Amount
                                               --------------   ----------------

             Computer Equipment                      5                $  67,502
             Office Equipment                        5                   13,189
             Transportation Equipment                5                   25,750
             Furniture & Fixtures                    7                   31,396
                                                                ----------------
                                                                        137,837
             Less accumulated depreciation                                8,186
                                                                ----------------
                                                                       $129,651
                                                                ================

         Depreciation expense for the year ended December 31, 2005 was ere
         $8,186.


8.       CONVERTIBLE DEBENTURES
         ----------------------

         Pursuant to a Securities Purchase Agreement (the "Agreement") entered into on June 30, 2005, the Company received proceeds of $2,000,000 and $1,000,000 upon the issuance of convertible debentures on July 5, 2005 and September 8, 2005, respectively. An additional $2,000,000 convertible debenture may be issuable at a future date for a total of $5,000,000 of debenture purchases pursuant to the Agreement. All of the debentures mature on December 31, 2007. The holder of the debentures is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company's common stock at $1 per share. Upon conversion, any accrued interest on the converted principal amount is forfeited. If upon election of conversion, the Company's issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company will pay the holder cash in the amount equal to the amount elected for conversion.

         The debentures are subject to mandatory conversion in the event that the Company's common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

         Based upon a debenture conversion price of $1 per share and a market value of the Company's common stock of $1.25 per share on the commitment date, the beneficial conversion feature of the convertible debentures were valued at $750,000. This resulted in an increase to additional paid-in capital for the year ended December 31, 2005. This will accrete over the redemption period through December 31, 2007.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       INCOME TAXES
         ------------

         The following summarizes the provision for income taxes:

                                                            Year Ended
                                                     -----------------------

                                                        December 31, 2005
                                                     -----------------------

                 Currently payable                   $               --
                 Deferred tax (benefit)t                       (922,000)
                                                     -----------------------
                 Total                                         (922,000)
                 Valuation allowance                            922,000
                                                     -----------------------
                 Net provision for income taxes      $               --
                                                     =======================


         At December 31, 2005, the Company has a deferred tax asset of approximately $1,776,000, comprised of a net operating loss carry forwards which expire in 2021 through 2025. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.


10.      RELATED PARTY TRANSACTIONS
         --------------------------

         TECHNOLOGY LICENSE AGREEMENT. The Company licenses, under a 30-year Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the "Institute"), a foreign-based company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay an annual license fee of $600,000 (subject to certain credits as specified in the Services Agreement below), payable on or before December 31 of each year.

         SERVICES AGREEMENT. The Company entered into a Services Agreement with the Institute on January 7, 2005 for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute's mapping technologies. Under the terms of the Services Agreement, the Institute will charge the Company not more than 40% of its published standard rates for such services subject to an annual minimum charge (see below).

         The minimum annual service fees for 2005 and 2006 are $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index
         (CPI) using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company to the Institute pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement.

         The Company may terminate the Services Agreement by giving the Institute four weeks' prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year's service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

         For the year ended December 31, 2005, the Company met the minimum payment for both the Technology License Agreement and Services Agreements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      RELATED PARTY TRANSACTIONS (CONTINUED)
         --------------------------------------

         OPERATING LEASE. The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. The rent was $1,500 per month through November 2005, and is currently $2,250 per month based on additional space that the Company is utilizing. Total rent expense related to this lease was $18,000 for the year ended December 31, 2005.

         LEGAL SERVICES. The Company paid legal fees during the year ended December 31, 2005 of approximately $672,000 to a law firm the proprietor of which is an attorney who is a director, officer, and shareholder of the Company.


11.      COMMITMENTS
         -----------

         EMPLOYMENT AGREEMENTS. On January 7, 2005, the Company entered into three, 3-year employment agreements with certain of its executives. These agreements include automatic increases if the Company achieves certain financing and revenue goals.

         In connection with these employment agreements, the executives received performance-based stock options to purchase up to 3.1 million shares of the Company's common stock at a price of $0.32 per share. The stock options are exercisable over a 5-year period and entitle the executives to purchase an aggregate of approximately 7% to 7.5% of the Company's outstanding common shares at the time of issuance. The stock options vest as follows:

         1/2 of the total           When EBITDA exceeds $2 million or
                                    revenue exceeds $6 million

         1/2of the total            When EBITDA exceeds $4 million or
                                    revenue exceeds $10 million

         The employment agreements also contain a "change of control" provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a "change of control".

         OPERATING LEASES. Effective December 5, 2005, the Company entered into a two year lease for office space on 57th Street in Manhattan, New York at a monthly rent of $4,600. Minimum rent under the lease is as follows:

                           2006     $55,200
                           2007     $50,700


12.      PREFERRED STOCK
         ---------------

         The Board of Directors is expressly authorized to provide for the issue of all or any shares of the preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and other such designations and preferences. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors. To date no preferred shares have been issued by the Company.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      RECENT ACCOUNTING PRONOUNCEMENTS
         --------------------------------

         In December 2004, the FASB issued SFAS No. 123(R), "Share-Based
         Payment: An Amendment of FASB Statement No. 123". This statement replaces SFAS 123 and supersedes APB 25. SFAS 123(R) will require the Company to measure the cost of all employee stock-based compensation rewards that are expected to be exercised and which are granted after the effective date based on the grant date fair value of those awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). Excess tax benefits, as defined by SFAS 123(R), will be recognized as an addition to paid-in-capital. However, if the tax benefit ultimately realized is less than the amount recognized for financial purposes, the difference will be recognized as tax expense. SFAS 123(R) addresses all forms of share-based payment awards, including shares issued under employee stock purchase plan, stock option, restricted stock and stock appreciation rights. In addition, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. SFAS 123(R) will become effective as of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

         In December 2004, the FASB also issued Statement No. 152 "Accounting for Real Estate Time Sharing Transactions," and No. 153, "Exchanges of Nonmonetary Assets." In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" which superseded APB Opinion No. 20 and FASB Statement No.3. These pronouncements are not expected to have any impact on the Company's future operations.

         In January 2004, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") and in December 2004, the FASB revised FIN 46 to codify certain FASB Staff positions previously issued for FIN 46 ("FIN 46R"). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities ("VIRs"). Prior to the effectiveness of FIN 46, a Company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a Company if that company was subject to a majority of the risk of loss from the variable interest entity's activities or if that company is entitled to receive a majority of the entity's residual returns or both.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         --------------------------------------------

         The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have any impact on financial position, results of operations or cash flows of the Company.


14.      SUBSEQUENT EVENTS
         -----------------

         On January 4, 2006, the Company formed an entity named TexTerra Exploration Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company's wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity.

         DAVIDSON LEASEHOLD TRANSACTION. On January 26, 2006, TexTerra Exploration Partners, LP entered into a "Farmout Agreement" with Davidson Energy, L.L.C. and Johnson Children's Trust No. 1, dated January 10, 2006. The Farmout Agreement regards the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas. TexTerra's leasehold interest is subject to an approximate 25% royalty interest to the assignors to Davidson and the Johnson Children's Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children's Trust, on the one hand, and TexTerra, on the other hand.

         Subject to the conditions set forth in the Farmout Agreement, Davidson Energy and Johnson Children's Trust are to assign to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the Railroad Commission spacing unit). The purchase price for TexTerra's 70% working interest is TexTerra's agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by Davidson Energy.

         After the initial well, Davidson Energy and Johnson Children's Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout Agreement will be subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children's Trust elect not to participate in future wells on the lease, they shall receive a 10% working interest after certain costs are recouped By TexTerra. Such interest shall occur if and when TexTerra reaches payout on the lease. Payout shall be deemed to have occurred as of the first day of the month following the month in which the result of the following formula is equal to or greater than one: (a) TexTerra cumulative net production revenue (from initial well plus subsequent wells on the property which Davidson Energy and Johnson Children's Trust have an interest), divided by (b) TexTerra cumulative cost (from such wells).

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      SUBSEQUENT EVENTS (CONTINUED)
         -----------------------------

         SALE OF INTEREST IN DAVIDSON LEASEHOLD TRANSACTION. In January 2006, to fund its obligations under the Farmout, TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the Limited Partnership Agreement, Enficon is responsible for $1,133,720, which is 80% of the budgeted costs ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra's oil and gas consultant, legal costs, title review fees, the costs of the Company's technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

         If additional funding is required for the initial well, Terra Resources and Enficon are to be responsible for such additional costs in the ratio of 20% to 80%, respectively. Enficon's interest in TexTerra is limited to the initial well to be drilled in the Davidson Project, to the extent of 65% of the net revenue interest received by TexTerra from the initial well after payment of a 5% overriding royalty to Terra Insight Corporation and after repayment of the budgeted costs paid by Enficon and Terra Resources. Until such budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation. Enficon has no equity interest in Terra Resources.

         In furtherance of Terra Resources obligations in the Davidson Project, in December 2005, Terra Resources deposited $800,000 into an escrow account held by the Law Offices of Dan Brecher. This amount is included with cash on the subsequent balance sheet. As the result of the sale to Enficon of an interest in the Davidson project, $516,570 was returned to Terra Resources in February 2006. The balance is to be used to pay Terra Resources portion of the expense associated with the Davidson Project.

         SALE OF COMMON STOCK TO ESTERNA LIMITED. On December 28, 2005, the Company entered into an agreement, the Statement of Understanding for Purchase of Shares of CompuPrint, Inc. ("Statement of Understanding"), with Esterna Limited, a Cyprus limited liability company. Subject to various conditions precedent, the Statement of Understanding provides for the sale to Esterna of an additional 49,500,000 shares of the Company's common stock, on an "all or none" basis, for $49,500,000, at a closing that must be held by March 31, 2006. The transactions contemplated by the Statement of Understanding are subject to due diligence investigations by the parties and various conditions precedent. Conditions precedent to a closing include entering into such contracts of sale and other ancillary agreements that are commonly associated with similar transactions, for example, a shareholders' agreement, voting proxies, and certain other agreements, including new employment agreements with the Company's management for five year terms with increased compensation. As of March 10, 2006, management does not believe that consummation of the transaction by March 31, 2006 would be likely.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)      FORMER CERTIFYING ACCOUNTANT.

Sherb & Co., LLP was the independent registered public accounting firm for CompuPrint, Inc. (the "Company") for the fiscal years ended December 31, 2003 and 2004.

On June 29, 2005, the Company notified Sherb & Co., LLP, that the Company is dismissing Sherb & Co., LLP as the Company's independent registered public accounting firm, effective as of that date.

The reports of Sherb & Co., LLP on the Company's financial statements for the fiscal years ended December 31, 2003 and 2004, when issued, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports of Sherb & Co., LLP for the fiscal years ended December 31, 2003 and 2004 included a qualification in which Sherb & Co., LLP noted substantial doubt about the Company's ability to continue as a going concern.

The Company's decision to change its independent registered public accounting firm was recommended and approved by the Company's Board of Directors.

In connection with the audits of the fiscal years ended December 31, 2003 and 2004 and during the subsequent interim period through the date of dismissal, there were no disagreements between the Company and Sherb & Co., LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Sherb & Co., LLP to make reference to the subject matter of the disagreement in connection with its reports.

In connection with the audits of the fiscal years ended December 31, 2003 and 2004, and during the subsequent interim period through the date of dismissal, Sherb & Co., LLP did not advise the Company that:

            (1) internal controls necessary for the Company to develop reliable financial statements did not exist;

            (2) information had come to its attention that led it to no longer to be able to rely on the Company's management's representations or made it unwilling to be associated with the financial statements prepared by management;

            (3) there was a need to expand significantly the scope of its audit, or that information had come to its attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or
                  (ii) cause it to be unwilling to rely on management's representations or be associated with the Company's financial statements.

The Company has authorized the Sherb & Co., LLP to respond fully to the inquiries of the successor accountant concerning any matter.

(b)      NEW CERTIFYING ACCOUNTANT.

On June 29, 2005, the Company engaged Rosen Seymour Shapss Martin & Company LLP as the Company's independent registered public accounting firm.

The Board of Directors of the Company approved the selection of Rosen Seymour Shapss Martin & Company LLP as the Company's independent registered public accounting firm.

The Company did not previously consult with Rosen Seymour Shapss Martin & Company LLP regarding the application of accounting principles to a specific or completed transaction, or the type of audit opinion that might be rendered on the Company's financial statements.


ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2005. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION

On January 4, 2006, we formed an entity named TexTerra Exploration Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OUR MANAGEMENT

The persons listed in the table below are our present directors and executive officers.

Name                 Age      Position
-----------------    -----    --------------------------------------------------

Ivan Railyan         39       President and Chairman of the Board
Roman Rozenberg      43       Chief Executive Officer and Director
Dan Brecher          63       Managing Director, Treasurer (Principal Financial
                                   Officer)and Director
Dmitry Vilbaum       36       Chief Operating Officer
Kenneth Oh           34       Secretary

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors serve without cash compensation and without other fixed remuneration. We may, in the future, establish a compensation plan for independent directors. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

MANAGEMENT PROFILES

IVAN RAILYAN, PRESIDENT AND CHAIRMAN OF THE BOARD. Ivan Railyan became our President and Chairman of the Board on May 19, 2005. Mr. Railyan works on a part-time basis. From January 7, 2005 to the present, Mr. Railyan has been President and Chairman of the Board of Terra Insight Corporation. In 1997, Mr. Railyan joined the Institute of Geoinformational Analysis of the Earth Establishment, a Liechtenstein company, as the Head of the Representative Office in the Commonwealth of Independent States. From 2003 to the present, Mr. Railyan has served as Chairman of the Board of the Institute. From 1993 to 1997, Mr. Railyan served as the Head of Research and Development team of the Russian Defense Ministry, Joint Chiefs of Staff. Mr. Railyan received a Master of Science degree from the University of Patrisa Lumumby, Moscow in 1991, and an honorary Ph.D. from the Academy of Science, Arts of the CIS Countries, which he received in 2003. Since 2003 to the present, Mr. Railyan has served as the Vice President of the Academy of Arts and Science of the Commonwealth of Independent States. In September 2005, Mr. Railyan was elected as a member of the Russian Academy of Natural Sciences.

ROMAN ROZENBERG, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Roman Rozenberg became our Chief Executive Officer and a director on May 19, 2005. Mr. Rozenberg works on a full-time basis. From January 7, 2005 to the present, Mr. Rozenberg has been Chief Executive Officer and a director of Terra Insight Corporation. From March 2004 through January 2005, Mr. Rozenberg served as Vice President of TelcoEnergy, Inc. From February 2002 through March 2004, Mr. Rozenberg served as Chief Executive Officer of Syntaz, Inc. From September 1999 through February 2002, Mr. Rozenberg served as President and Chief Technology Officer of Biolink Technologies International, Inc. Mr. Rozenberg received a Bachelor of Science degree in electrical engineering in 1986 and a Masters of Sciences degree in Information Systems Engineering in 1989 from Polytechnic University (formerly known as Polytechnic Institute of New York).

DAN BRECHER, MANAGING DIRECTOR, TREASURER (PRINCIPAL FINANCIAL OFFICER) AND DIRECTOR. Dan Brecher became our Secretary and Treasurer (Principal Financial Officer) and a director on May 19, 2005. On June 1, 2005, Mr. Brecher's duties were changed from Secretary to Managing Director. Mr. Brecher works on a part-time basis. From January 7, 2005 to June 1, 2005, Mr. Brecher served as Secretary of Terra Insight Corporation and as a director from January 7, 2005 to the present. Mr. Brecher is a practicing attorney. From 1998 through the present, Mr. Brecher has been the principal of Law Offices of Dan Brecher. Mr. Brecher received a Bachelor of Arts degree in economics from City College of New York in 1964, and a Doctor of Jurisprudence from Fordham University in 1969. Law Offices of Dan Brecher serves as our legal counsel.

DMITRY VILBAUM, CHIEF OPERATING OFFICER. On June 13, 2005, Dmitry Vilbaum was appointed our Chief Operating Officer. Mr. Vilbaum devotes substantially all of his time to our business. From June 2005 to the present, Mr. Vilbaum has also been employed by Law Offices of Dan Brecher on a part-time basis. From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank's information technology department. From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP., as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

KENNETH OH, SECRETARY. On June 1, 2005, Kenneth Oh was appointed our Secretary. Mr. Oh works on a part-time basis. Mr. Oh is a practicing attorney. From 1998 through the present, Mr. Oh has been an attorney with Law Offices of Dan Brecher. Law Offices of Dan Brecher serves as our legal counsel. Mr. Oh graduated from Pomona College with a B.A. degree in 1993 and from Fordham University with a J.D. degree in 1997.

ADDITIONAL INFORMATION ABOUT OFFICERS AND DIRECTORS

None of our officers or directors serves as a director of another reporting company. None of our officers or directors has a family relationship with any director, executive officer, or nominee to become a director or an executive officer. None of our officers or directors during the past five years has been: involved in a bankruptcy petition or a pending criminal proceeding; convicted in a criminal proceeding, excluding traffic and minor offenses; subject to any order, judgment, or decree, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or found by a court, the SEC or the CFTC to have violated a federal or state securities or commodities law.

Certain of our officers, Dan Brecher, Kenneth Oh and Dmitry Vilbaum work for our attorneys, Law Offices of Dan Brecher, and will continue to do so for the near future as we develop our operations. Mr. Brecher and Mr. Oh are practicing attorneys who devote a majority of their time to Law Offices of Dan Brecher. Mr. Vilbaum devotes substantially all of his time to our business.

We have a license agreement and a services agreement with The Institute of Geoinformational Analysis of the Earth, pursuant to which services of great importance to our operations are received. Mr. Railyan, our President, Chairman and majority stockholder is the owner and operator of the Institute.

BOARD OF DIRECTORS COMMITTEES AND MEETINGS

The Board of Directors does not currently maintain an audit, nominating or compensation committee, or similar committees, of the Board of Directors. The Board of Directors is responsible for matters typically performed by an audit, nominating or compensation committee, or similar committees. No person serving on our Board of Directors qualifies as a financial expert.

During the 2005 fiscal year, the Board of Directors did not hold any formal board meetings. All matters were undertaken by unanimous written consent by the Board of Directors.

CODE OF ETHICS

We have not yet adopted a code of ethics applicable to our directors, officers and employees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to
Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership. Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person. As of the year ended December 31, 2005, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

No cash compensation, deferred compensation, or other compensation, including employee stock options or long-term incentive plan awards, were issued or granted to CompuPrint's former management during CompuPrint's last three fiscal years ended December 31, 2003, 2004 and 2005.

On May 19, 2005, CompuPrint acquired the business of Terra Insight Corporation. Pursuant to the transaction, CompuPrint's sole officer and director resigned, and the nominees of Terra Insight Corporation assumed officer and director positions of CompuPrint. As Terra Insight Corporation was formed in 2005, there was no executive compensation paid by Terra Insight Corporation in prior years.

SUMMARY COMPENSATION TABLE

The table below sets forth information concerning the annual and long-term compensation during our fiscal year ended December 31, 2005 of our Chief Executive Officer and all of our other officers ("Named Executive Officers").


                                                                             Long Term
                                       Annual Compensation                  Compensation
                                       -------------------                  -------------
                                                                             Securities
                                                                             Underlying
Name and Principal Position    Year        Salary           Bonus         Options/SARS (#)
----------------------------   ----       ---------       ---------       ----------------
Roman Rozenberg                2005  (a)  $ 180,000       $  75,000  (i)     1,533,334
  Chief Executive Officer
Ivan Railyan                   2005  (a)  $ 180,000  (e)  $  75,000  (j)     1,533,333
  President
Dan Brecher                    2005  (a)  $  60,000  (f)  $  75,000  (k)     1,533,333
  Managing Director
Dmitry Vilbaum                 2005  (b)  $  69,712  (g)  $  25,000  (l)     1,163,333
  Chief Operating Officer
Kenneth Oh                     2005  (c)  $  17,654  (h)  $  25,000  (m)       500,000
  Secretary
David R. Allison               2005  (d)  $       0       $       0                  0
  Former President, Treasurer
   and Secretary

(a) Became an officer on May 19, 2005 in connection with the Company's acquisition of Terra Insight Corporation. Compensation refers to the entire 2005 fiscal year period.
(b) Became an employee on June 13, 2005. Compensation refers to the period June 13, 2005 through December 31, 2005.
(c) Became an employee on June 1, 2005. Compensation refers to the period June 1, 2005 through December 31, 2005.
(d) Resigned as an officer on May 19, 2005 in connection with the Company's acquisition of Terra Insight Corporation.
(e)   Includes $120,000 in accrued salary paid in 2006.
(f) Includes salary, net of applicable taxes and deduction, of $5,000 paid in 2006.
(g) Includes $13,942 in salary paid by a related party, which amounts are reimbursed by the Company.
(h)   Includes $1,500 in salary paid in 2006.
(i)   Refers to fiscal year 2005 bonus amount, of which $5,920 was paid in 2006.
(j)   Refers to fiscal year 2005 bonus amount, which was paid in 2006.
(k) Refers to fiscal year 2005 bonus amount, of which $68,163 was paid in 2006.
(l) Refers to fiscal year 2005 bonus amount, of which $23,077 was paid in 2006.
(m)   Refers to fiscal year 2005 bonus amount, which was paid in 2006.

STOCK INCENTIVE PLAN

On December 29, 2005, our Board of Directors adopted the CompuPrint, Inc. 2005 Stock Incentive Plan. The Stock Incentive Plan has not yet been submitted for shareholder approval. The Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. The purposes of the Stock Incentive Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders. The Stock Incentive Plan is administered by the Board of Directors. The Stock Incentive Plan prohibits the repricing of awards. The maximum aggregate number of shares of common stock that may be granted under the Stock Incentive Plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options. The evergreen provision provides that for a period of nine years from the adoption date of the Stock Incentive Plan, the aggregate number of shares of common stock that is available for issuance under the Stock Incentive Plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors. Unless terminated earlier by the Board of Directors, the Stock Incentive Plan will terminate on December 28, 2015.

During the year ended December 31, 2005, we granted 2,250,000 nonincentive stock options, exercisable until December 28, 2010 at $0.50 per share, under the Plan.


OPTION GRANTS IN FISCAL 2005

The table below sets forth information concerning 6,263,333 stock options granted during the fiscal year ended December 31, 2005 to the Named Executive Officers. The percentage of total stock options is based on 6,513,333 stock options granted to employees, including officers and directors, during the 2005 fiscal year.

                    Number of Securities   % of Total Options
                     Underlying Options   Granted to Employees     Exercise or Base   Expiration
Name                     Granted (#)         in Fiscal Year          Price ($/Sh)       Date
----                     -----------         --------------          ------------       ----
Ivan Railyan             1,033,334              15.9                   0.32           01-06-10
Ivan Railyan               500,000               7.7                   0.50           12-28-10
Roman Rozenberg          1,033,333              15.9                   0.32           01-06-10
Roman Rozenberg            500,000               7.7                   0.50           12-28-10
Dan Brecher              1,033,333              15.9                   0.32           01-06-10
Dan Brecher                500,000               7.7                   0.50           12-28-10
Dmitry Vilbaum             413,333               6.3                   0.80           06-12-10
Dmitry Vilbaum             500,000               7.7                   1.00           06-28-10
Dmitry Vilbaum             250,000               3.8                   0.50           12-28-10
Kenneth Oh                 250,000               3.8                   0.80           05-19-10
Kenneth Oh                 250,000               3.8                   0.50           12-28-10

OPTION EXERCISES IN FISCAL 2005 AND YEAR END OPTION VALUES

This table provides information for options exercised by each of the Named Executive Officers in 2005 and the number and value (stock price less exercise price) of the remaining options held by those executive officers at year-end, using the average ($0.31) of the closing bid and ask prices of our common stock on December 31, 2005.

                                                                     Number of Securities          Value of Unexercised
                                                                    Underlying Unexercised         In-the-Money Options
                                                                    Options at 12/31/05 (#)           at 12/31/05 ($)
                             Shares Acquired       Value            -----------------------           ---------------
Name                         on Exercise (#)     Realized ($)     Exercisable    Unexercisable   Exercisable   Unexercisable
--------------------         ---------------     ------------     ------------   -------------   -----------   -------------
Ivan Railyan                        0                 0                      0      1,533,334              0               0
Roman Rozenberg                     0                 0                      0      1,533,333              0               0
Dan Brecher                         0                 0                      0      1,533,333              0               0
Dmitry Vilbaum                      0                 0                913,333        250,000              0               0
Kenneth Oh                          0                 0                250,000        250,000              0               0


DIRECTOR COMPENSATION

Directors have not been compensated for their services on the Board of Directors. We may, in the future, establish a compensation plan for our independent directors.


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

In connection with the reverse acquisition of Terra Insight Corporation, we assumed the obligations of the executive employment agreements of Terra Insight Corporation.

Agreement with Ivan Railyan
---------------------------

Ivan Railyan serves as President pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. The employment is on a part-time basis. His annual base salary for fiscal year 2005 was $180,000 and is $247,500 for fiscal year 2006, with annual increases for subsequent years of not less than the change in the Consumer Price Index. His base salary is to be increased to $275,000 when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to be increased to $365,000 following the first month in which:

      o we achieve market capitalization of $100 million or more for at least four consecutive trading days, or for at least ten of the last thirty trading days,

      o our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;

      o     we achieve revenues of $10 million or more; or

      o we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

We granted him five-year stock options to purchase up to 1,033,334 shares of our common stock. The exercise price for the stock options is $0.32 per share. The stock options are subject to future vesting. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

He is also entitled to receive death benefits of $70,000, an automobile, reimbursement for reasonable travel and other business related expenses, four weeks vacation, medical and dental insurance, and participation in any 401(k) plan, stock option plan, or other employee plan, perquisite and other benefits made available to other management employees, which presently includes life and long-term care insurance coverage. We may also award him an annual performance bonus or other bonus as determined by the Board of Directors.

If we undergo a "change of control", we must pay him an amount equal to 290% of his base compensation and all stock options granted are to vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

      o a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
      o an acquisition, other than directly from us, by a person or entity other than us of thirty five percent (35%) or more of our common stock or then outstanding voting securities;
      o a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
      o a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
      o the approval by our stockholders of a complete liquidation or dissolution.

The employment agreement, as amended, provides that, prior to the consummation of an actual "change in control" event, we and the employee shall in good faith negotiate a new employment agreement, whereby it is contemplated that employee would continue to render similar services in an executive capacity for a term of no less than five years, on improved terms and conditions as to salary and benefits, recognizing that additional duties, responsibilities and certain waivers are contemplated by such "change in control".

The employment agreement, as amended, contains tax gross-up provisions relating to compensation or to any excise tax and income tax that the employee incurs by reason of receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

The employment agreement provides for termination for cause.

Agreement with Roman Rozenberg
------------------------------

Roman Rozenberg serves as Chief Executive Officer pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. His annual base salary for fiscal year 2005 was $180,000 and is $238,500 for fiscal year 2006, with annual increases for subsequent years of not less than the change in the Consumer Price Index. His base salary is to be increased to $265,000 when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to be increased to $350,000 following the first month in which:

      o we achieve market capitalization of $100 million or more for at least four consecutive trading days, or for at least ten of the last thirty trading days,
      o our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;
      o     we achieve revenues of $10 million or more; or
      o we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

We granted him five-year stock options to purchase up to 1,033,333 shares of our common stock. The exercise price for the stock options is $0.32 per share. The stock options are subject to future vesting. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

He is also entitled to receive death benefits of $70,000, an automobile, reimbursement for reasonable travel and other business related expenses, four weeks vacation, medical and dental insurance, and participation in any 401(k) plan, stock option plan, or other employee plan, perquisite and other benefits made available to other management employees, which presently includes life and long-term care insurance coverage. We may also award him an annual performance bonus or other bonus as determined by the Board of Directors.

If we undergo a "change of control", we must pay him an amount equal to 290% of his base compensation and all stock options granted are to vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

      o a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
      o an acquisition, other than directly from us, by a person or entity other than us of thirty five percent (35%) or more of our common stock or then outstanding voting securities;
      o a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
      o a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
      o the approval by our stockholders of a complete liquidation or dissolution.

The employment agreement, as amended, provides that, prior to the consummation of an actual "change in control" event, we and the employee shall in good faith negotiate a new employment agreement, whereby it is contemplated that employee would continue to render similar services in an executive capacity for a term of no less than five years, on improved terms and conditions as to salary and benefits, recognizing that additional duties, responsibilities and certain waivers are contemplated by such "change in control".

The employment agreement, as amended, contains tax gross-up provisions relating to compensation or to any excise tax and income tax that the employee incurs by reason of receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

The employment agreement provides for termination for cause.

Agreement with Dan Brecher
--------------------------

Dan Brecher serves as Managing Director of the Company pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. The employment is on a part-time basis. His annual base salary for fiscal year 2005 was $60,000 and is $135,000 for fiscal year 2006, with annual increases for subsequent years of not less than the change in the Consumer Price Index. His base salary is to be increased to $150,000 when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to be increased to $250,000 following the first month in which:

      o we achieve market capitalization of $100 million or more for at least four onsecutive trading days, or for at least ten of the last thirty trading days,
      o our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;
      o     we achieve revenues of $10 million or more; or
      o we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

We granted him five-year stock options to purchase up to 1,033,333 shares of our common stock. The exercise price for the stock options is $0.32 per share. The stock options are subject to future vesting. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

He is also entitled to receive death benefits of $70,000, an automobile, reimbursement for reasonable travel and other business related expenses, four weeks vacation, medical and dental insurance, and participation in any 401(k) plan, stock option plan, or other employee plan, perquisite and other benefits made available to other management employees, which presently includes life and long-term care insurance coverage. We may also award him an annual performance bonus or other bonus as determined by the Board of Directors.

If we undergo a "change of control", we must pay him an amount equal to 290% of his base compensation and all stock options granted are to vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

      o a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
      o an acquisition, other than directly from us, by a person or entity other than us of thirty five percent (35%) or more of our common stock or then outstanding voting securities;
      o a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
      o a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
      o the approval by our stockholders of a complete liquidation or dissolution.

The employment agreement, as amended, provides that, prior to the consummation of an actual "change in control" event, we and the employee shall in good faith negotiate a new employment agreement, whereby it is contemplated that employee would continue to render similar services in an executive capacity for a term of no less than five years, on improved terms and conditions as to salary and benefits, recognizing that additional duties, responsibilities and certain waivers are contemplated by such "change in control".

The employment agreement, as amended, contains tax gross-up provisions relating to compensation or to any excise tax and income tax that the employee incurs by reason of receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

The employment agreement provides for termination for cause.

Agreement with Dmitry Vilbaum
-----------------------------

Dmitry Vilbaum serves as Chief Operating Officer pursuant to a three-year employment agreement, effective as of June 13, 2005 and as amended December 29, 2005. He currently works on a part-time basis, for which his annual base salary for fiscal year 2005 was at the rate of $100,000 per year and, pursuant to an oral agreement, is at the rate of $125,000 for fiscal year 2006. His salary is to increase to the rate of $160,000 per year during the term of employment following the first month in which our revenues from operations during such fiscal year exceeds $5,000,000; and, his salary shall increase to the rate of $220,000 per year during the term of employment following the first month in which our revenues from operations during such fiscal year exceeds $10,000,000. If, however, our revenues subsequently decrease to below either of such levels in any twelve month period, his salary is to revert to its former level during such period. In the event Mr. Vilbaum works on a full-time basis, his salary is to increase by $25,000. Under the agreement, with our permission, Mr. Vilbaum is permitted to work up to 20 hours per week for another employer. Mr. Vilbaum currently works for Law Offices of Dan Brecher on a part-time basis pursuant to such permission, and for the use of Mr. Vilbaum services, we agreed to reimburse Law Offices of Dan Brecher for compensation expenses and costs of benefits, at cost, it incurs in connection with its employment of Mr. Vilbaum, provided Mr. Vilbaum is devoting substantially all of his time to our business. Mr. Vilbaum is entitled to any bonus as may be determined by the Board of Directors. He is also entitled to receive reimbursement for reasonable travel and other business related expenses, four weeks vacation, and medical and dental insurance. We are also providing to Mr. Vilbaum certain life insurance and long-term care insurance coverage.

In connection with the employment agreement, we granted Mr. Vilbaum stock options to purchase 413,333 shares of our common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 310,000 shares vest on June 13, 2006; additional options to purchase 51,667 shares vest on June 13, 2007; and the remaining options to purchase 51,666 shares vest on June 13, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

The employment agreement provides for termination for cause. During the first year of employment, if the employment is to be terminated, Mr. Vilbaum is entitled to 90 days advance notice and 90 days of severance pay.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 27, 2006, the shares of our common stock beneficially owned by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers as a group. This information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of February 27, 2006, we had 43,008,338 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days of February 27, 2006 pursuant to options, warrants, conversion privileges or other rights are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

The address of each of the persons named in the table below, unless otherwise indicated, is c/o Terra Insight Corporation, 99 Park Avenue, 16th Floor, New York, New York 10016.

Name and Address of                    Amount and Nature      Additional Shares                           Percent
Beneficial Owner                       of Beneficial Owner    Acquirable within 60 days                   of Class
-------------------                    -------------------    -------------------------                   --------
Ivan Railyan (a)                                29,775,483                      125,000  (b)(d)               69.3%
Roman Rozenberg (a)                              3,502,998                      125,000  (c)(d)                8.4%
Dan Brecher (a)                                  1,751,499                      125,000  (c)(d)                4.4%
Dmitry Vilbaum (a)                                       0                      975,833  (e)(f)(g)             2.2%
Kenneth Oh (a)                                           0                      312,500  (g)(h)                0.7%
Enficon Establishment                                    0                    3,000,000  (i)                   6.5%
   Liechtenstein
   Poststrasse 403
   FL-9491 Ruggell
Belhasa International Co. LLC                    1,000,000                    2,150,000  (j)                   7.0%
   Al - Ittehad Street
   Belhasa Building
   P.O. Box 1286 Dubai, United Arab Emirates
Esterna Limited                                    500,000                            0  (k)                   1.2%
   Riga Feraiou 8
   Libra Chambers, off,22
   Limassol, Cyprus
All officers and directors                      35,029,980                    1,663,333                       82.1%
   as a group (5 persons)

(a)  Refers to an officer or director.
(b) Does not include stock options, subject to vesting at a future date upon achievement of certain Company milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up to 1,033,334 shares of common stock. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.
(c) Does not include stock options, subject to vesting at a future date upon achievement of certain Company milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up to 1,033,333 shares of common stock. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.
(d) The person holds stock options to purchase 500,000 shares of common stock, exercisable for five years from December 29, 2005 at $0.50 per share. The stock options are subject to vesting at the rate of 25% per calendar quarter in 2006. Stock options that may vest within 60 days are included.

(e) Includes stock options, exercisable for five years from June 13, 2005 at $0.80 per share, to acquire up to 413,333 shares of common stock.
(f) Includes stock options, exercisable for five years from June 29, 2005 at $1.00 per share, to acquire up to 500,000 shares of common stock.
(g) The person holds stock options to purchase 250,000 shares of common stock exercisable, for five years from December 29, 2005 at $0.50 per share. The stock options are subject to vesting at the rate of 25% per calendar quarter in 2006. Stock options that may vest within 60 days are included.
(h) Includes stock options, exercisable for five years from May 20, 2005 at $0.80 per share, to acquire up to 250,000 shares of common stock.
(i) Refers to shares of common stock underlying a principal amount of $3 million of 6% convertible debentures due December 31, 2007. The debentures are convertible, at $1.00 per share, into an aggregate of 3,000,000 shares of our common stock. Does not include shares of common stock underlying $2 million of 6% convertible debentures, which debentures are not irrevocably committed for and may be issued at a future date.
(j) Refers to shares of common stock underlying 150,000 warrants exercisable for one year, and 2,000,000 warrants exercisable for six months. The 150,000 one-year warrants are exercisable for six months at $1.25 per share and are thereafter exercisable at $1.50 per share. The 2,000,000 six-month warrants are exercisable for three months at $1.15 per share and are thereafter exercisable at $1.50 per share, provided that the initial exercise of these six-month warrants must be for the purchase of at least 1,000,000 shares of common stock.
(k) Does not include 49,500,000 shares of common stock, and a number of warrants not yet calculatable, that may be issuable pursuant to a Statement of Understanding agreement with the stockholder that must be closed by March 31, 2006. Closing pursuant the Statement of Understanding is subject to numerous conditions, including negotiations of definitive transactions terms, and due to unlikelihood of consummation of such transaction by March 31, 2006, such shares and warrants have not been included in the table.


CHANGES IN CONTROL

We do not have any arrangements that may result in a change in control, except as described below.

On December 28, 2005, we entered into an agreement, the Statement of Understanding for Purchase of Shares of CompuPrint, Inc., with Esterna Limited, a Cyprus limited company. Subject to various conditions precedent, including Esterna purchasing from us 500,000 shares of our common stock at $1 per share, which were purchased on December 29, 2005, the Statement of Understanding provides for the sale to Esterna of an additional 49,500,000 shares of our common stock, on an "all or none" basis, for $49,500,000, at a closing that must be held by March 31, 2006.

Under the Statement of Understanding, we are not precluded from first selling equity securities to third parties in total amount not exceeding $10,000,000 at a price of not less than $1 per share. To the extent that any such sales prior to the closing result in an amount of common stock outstanding that is greater than 50,000,000 shares, Esterna shall also receive at the closing, the amount of one-year warrants to purchase such additional amount of common stock, exercisable at $1 a share, that equals the amount of the Company's common stock outstanding immediately prior to the closing that is more than 50,000,000 shares. The purpose is to insure that Esterna has the ability, after the closing, to purchase up to such amount of shares as equals 50% of our outstanding shares, should it chose to exercise the warrants.

We make no representation that a closing with Esterna will be affected by March 31, 2006, or at any other date. Among other things, we did not receive any representation that Esterna presently has the funds or ability to pay the purchase price, and the transaction may require shareholder approval under the laws of the state in which our company is incorporated as well as shareholder approval of a change of our authorized capital, and would trigger various "change in control" provisions pursuant to employment agreements and acceleration of vesting of outstanding unvested stock options. The transactions contemplated by the Statement of Understanding are subject to due diligence investigations by the parties and various conditions precedent. Conditions precedent to a closing include entering into such contracts of sale and other ancillary agreements that are commonly associated with similar transactions, for example, a shareholders' agreement, voting proxies, and certain other agreements, including new employment agreements with our management for five year terms with increased compensation. In the event that the transactions contemplated by the Statement of Understanding are consummated, we will nominate to the Board of Directors three designees of Esterna, thereby increasing the Board to six persons. In the event that the transactions contemplated by the Statement of Understanding are consummated, Esterna and our current controlling shareholders (Ivan Railyan, Roman Rozenberg and Dan Brecher, hereinafter the "Railyan Group") are to be subject to a voting agreement providing for equal voting rights as to Esterna on one hand and the Railyan Group on the other hand.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2005.


                                        Number of securities to       Weighted average
                                        be issued upon exercise       exercise price of        Number of securities
                                        of outstanding options,     outstanding options,     remaining available for
            Plan category                 warrants and rights        warrants and rights         future issuance
------------------------------------    -----------------------     ---------------------    -----------------------
Equity compensation plans approved by                  0                        $0.00                       0
securities holders

Equity compensation plans not                  7,013,333                        $0.51               2,750,000
approved by securities holders

Total                                          7,013,333                        $0.51               2,750,000


Plans Not in the Shareholder Approved Category
----------------------------------------------

On January 7, 2005, pursuant to an employment agreement with Ivan Railyan, our President, we issued stock options, subject to vesting at a future date upon achievement of certain Company milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up to 1,033,334 shares of common stock. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

On January 7, 2005, pursuant to an employment agreement with Roman Rozenberg, our Chief Executive Officer, we issued stock options, subject to vesting at a future date upon achievement of certain Company milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up to 1,033,333 shares of common stock. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

On January 7, 2005, pursuant to an employment agreement with Dan Brecher, our Managing Director, we issued stock options, subject to vesting at a future date upon achievement of certain Company milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up to 1,033,333 shares of common stock. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

On May 20, 2005, we entered into an agreement with Kenneth Oh, our Secretary, pursuant to which we issued stock options to purchase 250,000 shares of common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 187,500 shares on May 20, 2006; additional options to purchase 31,250 shares on May 20, 2007; and the remaining options to purchase 31,250 shares on May 20, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005. On June 1, 2005, Mr. Oh was appointed Secretary.

On June 13, 2005, we entered into an employment agreement with Dmitry Vilbaum, our Chief Operating Officer. In connection with the employment agreement, we granted Mr. Vilbaum stock options to purchase 413,333 shares of common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 310,000 shares on June 13, 2006; additional options to purchase 51,667 shares on June 13, 2007; and the remaining options to purchase 51,666 shares on June 13, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 29, 2005, we entered into an agreement with Dmitry Vilbaum, our Chief Operating Officer, pursuant to which we issued stock options to purchase 500,000 shares of common stock. The stock options are exercisable for five years at $1.00 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 375,000 shares on June 29, 2006; additional options to purchase 62,500 shares on June 29, 2007; and the remaining options to purchase 62,500 shares on June 29, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 29, 2005, the Company entered into a consulting agreement with Stuart Sundlun, an individual, pursuant to which the Company issued stock options to purchase 500,000 shares of the Company's common stock. The stock options are exercisable for five years at $0.80 per share.

On December 29, 2005, the Company's Board of Directors adopted the CompuPrint, Inc. 2005 Stock Incentive Plan. The plan has not yet been submitted for shareholder approval. On December 29, 2005, the Company granted nonincentive stock options to purchase shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $0.50 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the plan, to the following employees:

       Ivan Railyan, President                              500,000 options
       Roman Rozenberg, Chief Executive Officer             500,000 options
       Dan Brecher, Managing Director                       500,000 options
       Dmitry Vilbaum, Chief Operating Officer              250,000 options
       Kenneth Oh, Secretary                                250,000 options
       Viktor Andreev                                       250,000 options

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN ISSUANCES OF SECURITIES

On December 29, 2003, we issued 13,086,360 shares (as adjusted for a forward split at a ratio of 4.36212 to 1 affected in May 2005) of common stock to our President, David Allison in consideration for his duties relating to his appointment as CompuPrint's sole officer.

On May 19, 2005, we entered into a Split-Off Agreement with David Allison, CompuPrint's sole officer and director and our controlling shareholder. Pursuant to the agreement, we transferred all of our assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for 100% of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, we transferred our 100% of the equity of CompuPrint Ventures, Inc. to Mr. Allison in exchange for 13,086,360 shares of our common stock that he held, which were then cancelled, and for the release by Mr. Allison to us of all rights to any amounts advanced or otherwise loaned by Mr. Allison to us.

On May 19, 2005, we entered into an Agreement and Plan of Reorganization with Terra Insight Corporation, a Delaware corporation, and the three shareholders of Terra Insight Corporation. Pursuant to the reorganization agreement, we issued 35,029,980 shares of common stock, constituting approximately 90% of our outstanding common stock after the issuance, in exchange for all of the equity of Terra Insight Corporation in a transaction viewed as a reverse acquisition. The three shareholders of Terra Insight Corporation received the following number of shares of our common stock: Ivan Railyan, 29,775,483 shares; Roman Rozenberg, 3,502,998 shares; and Dan Brecher, 1,751,499 shares. In connection with the transaction, our sole officer and director resigned and the three shareholders of Terra Insight Corporation were appointed to our Board of Directors. Subsequently, Mr. Railyan was appointed President and Chairman of the Board, Mr. Rozenberg was appointed Chief Executive Officer, and Mr. Brecher was appointed CompuPrint's Secretary. No director, executive officer or person who may be deemed to be an affiliate of Terra Insight Corporation had any direct or indirect interest in CompuPrint prior to the completion of the reverse acquisition.

In connection with the May 19, 2005 acquisition of Terra Insight Corporation, we assumed the obligations under three employment agreements of Terra Insight Corporation with our three employees, Mr. Railyan, Mr. Rozenberg and Mr. Brecher. Under the employment agreements, as amended, each of Mr. Railyan, Mr. Rozenberg and Mr. Brecher have stock options to purchase shares of our common stock, exercisable at $0.32 per share for five years from January 5, 2005. The number of shares underlying these stock options is 1,033,334 as to Mr. Railyan, and 1,033,333 as to each of Mr. Rozenberg and Mr. Brecher. The stock options are subject to future vesting. One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

On May 20, 2005, we entered into an agreement with Kenneth Oh, pursuant to which we issued stock options to purchase 250,000 shares of common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 187,500 shares on May 20, 2006; additional options to purchase 31,250 shares on May 20, 2007; and the remaining options to purchase 31,250 shares on May 20, 2008. On June 1, 2005, Mr. Oh was appointed Secretary. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 13, 2005, we entered into an employment agreement with Dmitry Vilbaum to serve as Chief Operating Officer. In connection with the employment agreement, we granted Mr. Vilbaum stock options to purchase 413,333 shares of common stock. The stock options are exercisable for five years at $0.80 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 310,000 shares on June 13, 2006; additional options to purchase 51,667 shares on June 13, 2007; and the remaining options to purchase 51,666 shares on June 13, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005. Under the employment agreement, with our permission, Mr. Vilbaum is permitted to work up to 20 hours per week for another employer. Mr. Vilbaum currently works for Law Offices of Dan Brecher on a part-time basis pursuant such permission and the costs of his services for Law Offices of Dan Brecher are charged to us.

On June 29, 2005, we entered into an agreement with Dmitry Vilbaum, pursuant to which we issued stock options to purchase 500,000 shares of common stock. The stock options are exercisable for five years at $1.00 per share. The stock options were to vest, subject to conditions of services to us, as follows: options to purchase 375,000 shares on June 29, 2006; additional options to purchase 62,500 shares on June 29, 2007; and the remaining options to purchase 62,500 shares on June 29, 2008. On December 29, 2005, the agreement was amended to accelerate the vesting date for the options to December 30, 2005.

On June 30, 2005, we entered into a Securities Purchase Agreement with Enficon Establishment, a Liechtenstein company, for the sale of up to a principal amount of $5 million in 6% convertible debentures due December 31, 2007. On July 5, 2005, Enficon purchased a $2 million debenture. We allocated $1 million of the proceeds to our working capital, and the other $1 million in furtherance of an exploration agreement that we entered into with Enficon. The debentures are convertible into shares of our common stock at $1.00 per share. Interest accrues on the principal amount of the debenture at the simple rate of 6% per year from the date of issuance. Interest is payable at maturity. In the event of conversion of the debenture, in whole or in part, the holder forfeits any accrued interest on the converted principal amount. The debenture is subject to a mandatory conversion in the event that our non-insider common stock trades in the public securities market at a price of $2.00 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks. In connection with this sale of securities, we granted Enficon certain registration rights, agreeing to include in a registration statement that we file, the resale of the shares underlying the debentures that Enficon purchased. Under the terms of the agreement, we sent to Enficon a notice prior to August 1, 2005 requiring Enficon to purchase a further $1 million debenture, which Enficon has purchased on September 8, 2005. We intend to file a separate registration statement at a later date for the resale of the shares underlying the debentures that Enficon purchased on September 8, 2005. The agreement provides that we can send notice to Enficon requesting the purchase of a further $2 million debenture at a future date. The agreement provides that we are to allocate the proceeds of that $1 million of that additional $2 million debenture to further an exploration agreement that we entered into with Enficon.

On December 12, 2005, we entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of 1,000,000 shares of our common stock, 150,000 warrants exercisable for one year, and 2,000,000 warrants exercisable for six months. The 150,000 one-year warrants are exercisable for six months at $1.25 per share and are thereafter exercisable at $1.50 per share. The 2,000,000 six-month warrants are exercisable for three months at $1.15 per share and are thereafter exercisable at $1.50 per share, provided that the initial exercise of these six-month warrants must be for the purchase of at least 1,000,000 shares of common stock. We applied the proceeds of $1,000,000 to our working capital.

On December 29, 2005, the Company entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited company, for the sale of 500,000 shares of common stock. The Company applied the proceeds of $500,000 from the sale of the securities to its working capital.

On December 29, 2005, the Company granted nonincentive stock options to purchase shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $0.50 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company's 2005 Stock Incentive Plan, to the following employees:

      Ivan Railyan, President                              500,000 options
      Roman Rozenberg, Chief Executive Officer             500,000 options
      Dan Brecher, Managing Director                       500,000 options
      Dmitry Vilbaum, Chief Operating Officer              250,000 options
      Kenneth Oh, Secretary                                250,000 options
      Viktor Andreev                                       250,000 options

AMENDMENTS TO EXECUTIVE EMPLOYMENT AGREEMENTS

On December 29, 2005, the Board of Directors approved certain matters in connection with amendments to employment agreements with Ivan Railyan, President, Roman Rozenberg, Chief Executive Officer, and Dan Brecher, Managing Director. Each of their employment agreements were amended to provide for a base salary commencing with fiscal year 2006 at the annual rates of $247,500 for Mr. Railyan, $238,500 for Mr. Rozenberg, and $135,000 for Mr. Brecher, and that the employee shall be entitled to a performance bonus or other bonus as determined by the Board of Directors.

As amended, each of the employment agreements provides that, prior to the consummation of an actual "change in control" event, the Company and the employee shall in good faith negotiate a new employment agreement, whereby it is contemplated that employee would continue to render similar services in an executive capacity for a term of no less than five years, on improved terms and conditions as to salary and benefits, recognizing that additional duties, responsibilities and certain waivers are contemplated by such "change in control". As amended, each of the three employment agreements contains tax gross-up provisions relating to compensation or to any excise tax and income tax that the employee incurs by reason of receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

On January 4, 2006, the base salary of Dmitry Vilbaum, Chief Operating Officer, was increased by $25,000 for fiscal year 2006. The Board of Directors authorized the increased salary in its discretion and without amendment to the written employment agreement with Mr. Vilbaum.

EXPLORATION AGREEMENT WITH ENFICON

On June 30, 2005, we entered into an agreement with Enficon Establishment, a Liechtenstein company, for the formation, operation, financing and development of a Delaware limited partnership, Tierra Nevada Exploration Partners, LP, in connection with the exploration of certain natural resource deposits in the State of Nevada. Our subsidiary, Terra Resources, Inc., is the general partner of the partnership. The plan is to pursue acquisition of the leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. We provided $2 million in funding to the project, and are to provide up to a total of $3 million in funding for the project. Enficon is to provide up to $3 million as capital contribution in furtherance of the project. Assuming such funding by Enficon, of which there is no assurance, Enficon would have a 50% interest as a limited partner in the partnership. To the extent that Enficon contributes less than the amount we contribute to the partnership, Enficon's interest in the partnership will be diluted. To the extent that additional third-party financing is required, our interest and the interest of Enficon in the partnership, or both, may be diluted.

We agreed to grant Enficon, subject to Enficon's satisfaction of certain conditions, a non-assignable first right of refusal for the providing of funding to other projects that we may agree to finance. The first right of refusal was conditioned upon Enficon's full purchase of $5 million dollars in 6% convertible debentures maturing December 31, 2007, convertible at $1 per share into an aggregate of 5 million shares of our common stock, pursuant to a Securities Purchase Agreement dated June 30, 2005 entered into by Enficon with us. The first right of refusal is of no effect until Enficon has timely paid for and converted in full the total of $5 million of convertible debentures, and is of no effect until Enficon has also timely provided the full amount required of Enficon to fund its limited partnership interests pursuant to the terms of the exploration agreement. Provided we agree that the conditions for the first right of refusal have been satisfied, the first right of refusal is to last so long as Enficon retains ownership of the majority of the five million shares of our common stock to be issued upon conversion of the convertible debentures that Enficon may purchase from us. Enficon will forfeit its first right of refusal if Enficon breaches its obligations under the agreement or declines to fund two projects that are subsequently funded on the terms Enficon declined, or if Enficon agrees to fund a project but fails to do so. On July 5, 2005, Enficon purchased $2 million in convertible debentures from us, and, on September 8, 2005, Enficon purchased an additional $1 million in convertible debentures.

STATEMENT OF UNDERSTANDING

On December 28, 2005, we entered into an agreement, the Statement of Understanding for Purchase of Shares of CompuPrint, Inc., with Esterna Limited, a Cyprus limited company. Subject to various conditions precedent, including Esterna purchasing from us 500,000 shares of our common stock at $1 per share, which were purchased on December 29, 2005, the Statement of Understanding provides for the sale to Esterna of an additional 49,500,000 shares of our common stock, on an "all or none" basis, for $49,500,000, at a closing that must be held by March 31, 2006.

Under the Statement of Understanding, we are not precluded from first selling equity securities to third parties in total amount not exceeding $10,000,000 at a price of not less than $1 per share. To the extent that any such sales prior to the closing result in an amount of common stock outstanding that is greater than 50,000,000 shares, Esterna shall also receive at the closing, the amount of one-year warrants to purchase such additional amount of common stock, exercisable at $1 a share, that equals the amount of the Company's common stock outstanding immediately prior to the closing that is more than 50,000,000 shares. The purpose is to insure that Esterna has the ability, after the closing, to purchase up to such amount of shares as equals 50% of our outstanding shares, should it chose to exercise the warrants.

We make no representation that a closing with Esterna will be affected by March 31, 2006, or at any other date. Among other things, we did not receive any representation that Esterna presently has the funds or ability to pay the purchase price, and the transaction may require shareholder approval under the laws of the state in which our company is incorporated as well as shareholder approval of a change of our authorized capital, and would trigger various "change in control" provisions pursuant to employment agreements and acceleration of vesting of outstanding unvested stock options. The transactions contemplated by the Statement of Understanding are subject to due diligence investigations by the parties and various conditions precedent. Conditions precedent to a closing include entering into such contracts of sale and other ancillary agreements that are commonly associated with similar transactions, for example, a shareholders' agreement, voting proxies, and certain other agreements, including new employment agreements with our management for five year terms with increased compensation. In the event that the transactions contemplated by the Statement of Understanding are consummated, we will nominate to the Board of Directors three designees of Esterna, thereby increasing the Board to six persons. In the event that the transactions contemplated by the Statement of Understanding are consummated, Esterna and our current controlling shareholders (Ivan Railyan, Roman Rozenberg and Dan Brecher, hereinafter the "Railyan Group") are to be subject to a voting agreement providing for equal voting rights as to Esterna on one hand and the Railyan Group on the other hand.

OTHER TRANSACTIONS AND RELATIONSHIPS

Dmitry Vilbaum, our Chief Operating Officer, works for Law Offices of Dan Brecher on a part-time basis. Dan Brecher, our Managing Director, is the sole principal of the law firm. For the use of Mr. Vilbaum services, we agreed to reimburse, at cost, Law Offices of Dan Brecher for compensation expenses and costs of benefits it incurs in connection with its employment of Mr. Vilbaum, provided Mr. Vilbaum is devoting substantially all of his time to our business. Mr. Vilbaum receives a salary from Law Offices of Dan Brecher at the rate of $25,000 per year, and medical and dental benefits.

We have a license agreement and a services agreement with The Institute of Geoinformational Analysis of the Earth Establishment. Mr. Railyan, our President and Chairman, is the owner and operator of the Institute. The Institute is an international professional services firm which specializes in the development and application of remote sensing and geographic information technologies (GIS). The purpose of the agreements was to provide us with a license right to the technology, and a right to utilize the Institute's services. We believe that the terms of the agreements with the Institute were fair, and are on terms at least as equivalent to transactions with an unaffiliated party. The terms of the agreements were negotiated between Mr. Railyan and the other members of our Board of Directors, and factors in determining the terms included, the availability and costs of obtaining other technology and services from third parties, our good faith judgment as to the value of the Institute's technology and services, the long term nature of the agreements, a discount on services from the Institute's normal rates, and that we are receiving offsets on our service payments to the Institute against our annual minimum license fees for a period of time until we generate substantial revenues. Periodically, from time to time, the Board of Directors, excluding Mr. Railyan, intends to reevaluate the terms of the agreements and reevaluate our contractual arrangements with the Institute, considering the availability and costs of obtaining other technology and services available from third parties.

Under the license agreement, we have an exclusive, worldwide 30-year renewable right to use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth's resources and the monitoring of the environment. We are required to pay the Institute $600,000 each year under the license agreement until it has achieved certain milestones, upon which the payments increase.

The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us. The Institute will perform certain contract services for us at no more than 40% of the published rates of $500 per square kilometer, with minimum annual fees of $500,000, and with offsets against the license fee until certain minimum revenues are obtained. Commencing in 2007, the minimum payment for annual services fees is to increase annually by the lesser of four percent or the percentage increase of the New York Consumer Price Index using 2005 as the base year. The agreement further provides that in any calendar year in which our revenues are less than $6,000,000, the initial minimum annual services fees of $500,000 are to be offset against the annual license fee of $600,000. This offset will continue until such time that our annual revenues reach at least $10 million in a calendar year, or, our market capitalization exceeds $100 million at a time when our annual revenues reach $6 million or more.

We presently sublease executive office facilities on a month-to-month basis pursuant to an oral agreement with Dan Brecher, an officer and director of our company. The rent was $1,500 per month through November 2005, and is currently $2,250 per month. The rent represents the actual cost being charged to Mr. Brecher by the third party lessor for the facilities utilized by our company.

ITEM 13. EXHIBITS

Exhibits required to be filed by Item 601 of Regulation S-B are included in Exhibits to this Report as follows:

Exhibit           Description
-------           -----------

2.1 Split-Off Agreement (Incorporated by reference to Exhibit 2.1 of Form 8-K filed on May 25, 2005)
2.2 Agreement and Plan of Reorganization (Incorporated by reference to Exhibit 2.2 of Form 8-K filed on May 25, 2005)
2.3 Statement of Understanding for Purchase of Shares of CompuPrint, Inc. (Incorporated by reference to Exhibit 2.1 of Form 8-K filed on January 4, 2006)
3(i)(1)           Articles of Incorporation (Incorporated by reference to
                  Exhibit 3.1 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(i)(2) Articles of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to
                  Registration Statement on Form SB-2, No. 333-90272,
                  filed on June 11, 2002)
3(i)(3) Certificate of Amendment of CompuPrint, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K filed on May 25,
                  2005)
3(i)(4) Certificate of Incorporation of Terra Insight Corporation (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K filed on May 25, 2005)
3(i)(5)           Certificate of Incorporation of Terra Resources, Inc.
                  (Incorporated by reference to Exhibit 3(i)(3) of Form 8-K filed on May 25, 2005)
3(ii) By-Laws (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
4.1 Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
10.1 Securities Purchase Agreement and Supplement (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 25, 2005)
10.2              Registration Rights Agreement (Incorporated by reference to
                  Exhibit 10.2 of Form 8-K filed on May 25, 2005)
10.3 Securities Purchase Agreement and Supplement (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 25, 2005)
10.4              Registration Rights Agreement (Incorporated by reference to
                  Exhibit 10.4 of Form 8-K filed on  May 25, 2005)
10.5 Escrow Agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 25, 2005)
10.6 Employment Agreement with Ivan Railyan (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 25, 2005)
10.7 Employment Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 25, 2005)
10.8 Employment Agreement with Dan Brecher (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 25, 2005)
10.9 License Agreement with the Institute, dated January 7, 2005 (Incorporated by reference to Exhibit 10.9 to Registration Statement on Form SB-2, No. 333-127815 filed on
                  August 24, 2005)
10.10 Services Agreement with the Institute, dated January 7, 2005 (Incorporated by reference to Exhibit 10.10 to Registration Statement on Form SB-2, No. 333-127815 filed on
                  August 24, 2005)
10.11 Amended and Restated License Agreement with the Institute (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.12 Amended and Restated Services Agreement with the Institute (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, No. 333-127815 filed on
                  August 24, 2005)
10.13 Addendum to Employment Agreements, dated May 19, 2005 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, No. 333-127815 filed on
                  August 24, 2005)

10.14             Option Agreement, dated May 20, 2005 (Incorporated by
                  reference to Exhibit 10.1 of Form 8-K filed on July 6, 2005)
10.15             Employment Agreement with Dmitry Vilbaum (Incorporated by
                  reference to Exhibit 10.2 of Form 8-K filed on July 6, 2005)
10.16             Addendum to Employment Agreement with Dmitry Vilbaum
                  (Incorporated by reference to Exhibit 10.16 to Registration
                  Statement on Form SB-2, No. 333-127815 filed on August 24,
                  2005)
10.17             Option Agreement, dated June 29, 2005 (Incorporated by
                  reference to Exhibit 10.3 of Form 8-K filed on July 6, 2005)
10.18             Securities Purchase Agreement, dated June 30, 2005
                  (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 6, 2005)
10.19             Debenture issued pursuant to June 30, 2005 Securities Purchase
                  Agreement (Incorporated by reference to Exhibit 10.19 to
                  Registration Statement on Form SB-2, No. 333-127815 filed on
                  August 24, 2005)
10.20             Tierra Nevada Exploration Corporation Agreement, dated June
                  30, 2005 (Incorporated by reference to Exhibit 10.6 of Form
                  8-K filed on July 6, 2005)
10.21             Consulting Agreement, Stuart Sundlun, June 30, 2005
                  (Incorporated by reference to Exhibit 10.21 to Registration
                  Statement on Form SB-2, No. 333-127815 filed on August 24,
                  2005)
10.22             Second Debenture issued September 8, 2005, pursuant to June
                  30, 2005 Securities Purchase Agreement (Incorporated by
                  reference to Exhibit 10.3 of Form 10-QSB filed on November 17,
                  2005)
10.23             Consultant Agreement, CEOcast, October 1, 2005 (Incorporated
                  by reference to Exhibit 10.4 of Form 10-QSB filed on November
                  17, 2005)
10.24             Securities Purchase Agreement entered December 2005
                  (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 15, 2005)
10.25             Securities Purchase Agreement, with Esterna Limited, December
                  2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2006)
10.26             Addendum to Employment Agreement, Dmitry Vilbaum, December
                  2005 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2006)
10.27             Addendum to Option Agreement, Dmitry Vilbaum, December 2005
                  (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 4, 2006)
10.28             Addendum to Option Agreement, Kenneth Oh, December 2005
                  (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 4, 2006)
10.29             2005 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.5 of Form 8-K filed on January 4, 2006)
10.30             Form of Grant Award of Nonincentive Options issued December
                  2005 pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on January 4,
                  2006)
10.31             Addendum to Employment Agreement, Ivan Railyan, December 2005
                  (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on January 4, 2006)
10.32             Addendum to Employment Agreement, Roman Rozenberg, December
                  2005 (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on January 4, 2006)
10.33             Addendum to Employment Agreement, Dan Brecher, December 2005
                  (Incorporated by reference to Exhibit 10.9 of Form 8-K filed on January 4, 2006)
10.34             Amendment to Consultant Agreement, CEOcast, December 30, 2005
                  (Incorporated by reference to Exhibit 10.34 to Amendment No. 2 of Registration Statement on Form SB-2, No. 333-127815 filed on March 10, 2006)
10.35             Farmout Agreement between Davidson Energy, L.L.C., Johnson
                  Children's Trust No. 1, and TexTerra Exploration Partners LP,
                  dated January 10, 2006 (Incorporated by reference to Exhibit
                  10.1 of Form 8-K filed on February 3, 2006)
10.36             Limited Partnership Agreement of TexTerra Exploration
                  Partners, LP, dated as of January 22, 2006 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 3,
                  2006)
11*               Statement Concerning Computation of Per Share Earnings is
                  hereby incorporated by reference to "Financial Statements" of
                  Part II - Item 7, contained in this Form 10-KSB
21*               List of Subsidiaries

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

-----
* Filed herewith.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Fees for audit services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the year ended December 31, 2005 were $50,000.

Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

AUDIT-RELATED FEES

Fees for audit-related services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the year ended December 31, 2005 were $133,700. There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal year ended December 31, 2005.

Audit-related fees consisted primarily of the review of financial statements for inclusion in registration statements filed by the Company.

TAX FEES

Fees for tax services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the years ended December 31, 2005 were $0.

Tax services related primarily to the preparation of Company tax filings with regulatory agencies.

ALL OTHER FEES

There were no other fees billed for services.

AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee. Our Board of Directors approved all of the services rendered to us Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm for fiscal year 2005.

AUDIT WORK ATTRIBUTED TO PERSONS OTHER THAN SEYMOUR SHAPSS MARTIN & COMPANY LLP FULL-TIME, PERMANENT EMPLOYEES.

Not applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                               COMPUPRINT, INC.

                               By:      /s/ Roman Rozenberg
                                  ----------------------------------------------
                                        Roman Rozenberg, Chief Executive Officer

                               Dated:  March 31, 2006


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By:      /s/ Roman Rozenberg
                                  ----------------------------------------------
                                        Roman Rozenberg, Chief Executive Officer
                                        and Director

                               Dated:  March 31, 2006

                               By:      /s/ Dan Brecher
                                  ----------------------------------------------
                                        Dan Brecher
                                        Treasurer (Principal Financial Officer)
                                        and Director

                               Dated:  March 31, 2006

                               By:      /s/ Ivan Railyan
                                  ----------------------------------------------
                                        Ivan Railyan
                                        President and Chairman of the Board

                               Dated:  March 31, 2006