Form 10QSB
period 2006-03-31
COMPUPRINT INC
filed 2006-05-18
CIK 1084828

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

             For the quarterly period ended March 31, 2006

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

As of May 5, 2006, the issuer had 43,008,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                COMPUPRINT, INC.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.      FINANCIAL INFORMATION
Item 1.      Consolidated Financial Statements                                 3
             Consolidated Statement of Operations
                For the Three Months Ended March 31, 2006 (Unaudited)          3
             Consolidated Balance Sheets
                As of March 31, 2006 (Unaudited) and December 31, 2005         4
             Consolidated Statement of Cash Flows
                For the Three Months Ended March 31, 2006 (Unaudited)          5
             Notes to Consolidated Financial Statements                        7
Item 2.      Management's Discussion and Analysis of Plan of Operations       23
Item 3.      Controls and Procedures                                          31

PART II.     OTHER INFORMATION
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      32
Item 5.      Other Information                                                33
Item 6.      Exhibits                                                         38

Signatures                                                                    39

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                           March 31, 2006
                                                         ------------------

REVENUES                                                       $    260,000

COST OF REVENUES                                                     49,000
                                                               ------------

GROSS PROFIT                                                        211,000

OPERATING EXPENSES                                               (1,398,429)
                                                               ------------
OPERATING LOSS BEFORE
  OTHER  INCOME (EXPENSE),
   PROVISION FOR INCOME TAXES
   AND NONCONTROLLING INTEREST                                   (1,187,429)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                                                   (123,125)
INTEREST INCOME                                                       5,793
                                                               ------------
      NET INTEREST EXPENSE                                         (117,332)
                                                               ------------

LOSS BEFORE PROVISION FOR INCOME
TAXES AND NONCONTROLLING INTEREST                                (1,304,761)

PROVISION FOR INCOME TAXES (Note 9)                                    --
NONCONTROLLING INTEREST                                               2,932
                                                               ------------

NET LOSS                                                       $ (1,301,829)
                                                               ============

NET LOSS PER COMMON SHARE-
   BASIC AND DILUTED                                                 ($0.03)
                                                               ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                                                43,008,338
                                                               ============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31,     December 31,
                                                                          2006           2005
                                                                      -----------    -----------
                                        ASSETS                        (Unaudited)
                                        ------

CURRENT ASSETS
--------------

CASH                                                                  $ 1,091,932    $ 3,100,925
DEFERRED COSTS (Note 2)                                                      --           49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  94,217         96,621
                                                                      -----------    -----------

         TOTAL CURRENT ASSETS                                           1,186,149      3,246,546

OTHER ASSETS
------------

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)             3,707,616      1,663,999
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)          205,799        129,651
OTHER ASSETS                                                               41,057         36,955
                                                                      -----------    -----------

         TOTAL ASSETS                                                 $ 5,140,621    $ 5,077,151
                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 $   383,418    $   659,316

DEFERRED REVENUE                                                             --          260,000
                                                                      -----------    -----------

         TOTAL CURRENT LIABILITIES                                        383,418        919,316

CONVERTIBLE DEBENTURES PAYABLE ($3,000,000 NET OF UNAMORTIZED
   DISCOUNT OF $539,916 and $617,772) (Note 8)                          2,460,084      2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                                123,082         78,082
                                                                      -----------    -----------

         TOTAL LIABILITIES                                              2,966,584      3,379,626
                                                                      -----------    -----------

COMMITMENT AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY
--------------------

PREFERRED STOCK; $.0001 PAR VALUE, 1,000,000 SHARES
   AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 100,000,000
   SHARES ISSUED AND OUTSTANDING: 43,008,338                                4,301          4,301
ADDITIONAL PAID IN CAPITAL                                              6,412,937      6,406,187
STOCK OPTIONS OUTSTANDING (Note 5)                                      1,332,500           --
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                             (105,217)      (272,933)
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                               (999,375)          --
NONCONTROLLING INTEREST                                                 1,270,750           --
ACCUMULATED DEFICIT                                                    (5,741,859)    (4,440,030)
                                                                      -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                              2,174,037      1,697,525
                                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 5,140,621    $ 5,077,151
                                                                      ===========    ===========

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                            Three Months Ended
                                                              March 31, 2006
                                                            ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                        (1,301,829)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
      IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            DEPRECIATION                                                1,835
            AMORTIZATION OF FINANCING COSTS                             6,938
            ACCRETION ON CONVERTIBLE DEBENTURES                        77,856
            AMORTIZATION OF CONSULTING FEES                           174,466
            AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)         333,125
             NONCONTROLLING INTEREST                                   (2,932)
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                DEFERRED COSTS                                         49,000
                PREPAID EXPENSES AND OTHER CURRENT ASSETS               2,404
                OTHER  ASSETS                                         (11,040)
            INCREASE (DECREASE) IN LIABILITIES:
                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (275,898)
                 DEFERRED REVENUE                                    (260,000)
                 ACCRUED INTEREST ON CONVERTIBLE DEBENTURES            45,000
                                                                  -----------
      NET CASH (USED IN) OPERATING ACTIVITIES                      (1,161,075)
                                                                  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITION OF OIL AND GAS PROPERTIES                   (2,043,617)
           PURCHASES OF PROPERTY AND EQUIPMENT                        (77,983)
                                                                  -----------
      NET CASH (USED IN) INVESTING ACTIVITIES                      (2,121,600)
                                                                  -----------

NET CASH FROM FINANCING ACTIVITIES:
                  PROCEEDS FROM NONCONTROLLING INTEREST
                  IN LIMITED PARTNERSHIP                            1,273,682
                                                                  -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,273,682
                                                                  -----------

NET CHANGE IN CASH                                                 (2,008,993)

CASH - BEGINNING OF PERIOD                                          3,100,925
                                                                  -----------

CASH - END OF PERIOD                                              $ 1,091,932
                                                                  ===========

(Continued on next page)

                        COMPUPRINT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                              March 31, 2006
                                                            ------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
            Interest                                              $      --
            Income taxes                                          $      --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES :

         Value of stock options  issued to consultant for
         services to be provided to the Company                   $     6,750
                                                                  ===========

         Value of stock options issued to employees for
         services to be provided to the Company                   $ 1,332,500
                                                                  ===========

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION
     --------------------------------------

     The consolidated balance sheet of CompuPrint, Inc. ("CompuPrint"), a North
     Carolina corporation, and Subsidiaries (identified below) (collectively, the "Company") as of March 31, 2006, and the related statements of operations and cash flows for the three months ended March 31, 2006 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").
     In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on
     Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006 with the Commission. The results of operations and cash flows for the three months ended March 31, 2005 are not included in the accompanying financial statements since CompuPrint was inactive at the time and had no operations.

     Basis of Consolidation
     ----------------------

     The consolidated financial statements include the accounts of CompuPrint and its wholly owned entities, Terra Insight Corporation, Terra Resources,
     Inc., Tierra Nevada Exploration Partners, LP, New Found Oil Partners, LP,
     and TexTerra Exploration Partners, LP. NamTerra Mineral Resources
     (Proprietary) Limited is 95% owned by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     On July 6, 2005, the Company formed an entity named Tierra Nevada
     Exploration Partners, LP ("Tierra"), a Delaware limited partnership, in furtherance of a proposed exploration agreement with Enficon Establishment
     ("Enficon"), a Liechtenstein company. The Company's wholly-owned subsidiary, Terra Resources, Inc. ("TRI"), is the general partner of Tierra with an initial 100% interest. The Company has advanced $2 million into the limited partnership in furtherance of the exploration project. On April 6,
     2006, Kiev Investment Group ("KIG"), an affiliate of Enficon, agreed to fund certain Tierra projects. In the event such funding occurs, the
     Company's interest in Tierra would be diluted.

     On January 4, 2006, the Company formed TexTerra Exploration Partners, LP, a
     Delaware limited partnership, in contemplation of an exploration project.
     TRI is the general partner of this new entity with an initial 100%
     interest. TexTerra has commenced drilling its first well and is in the process of completing such well. Enficon has provided equity funding covering 80% of the costs and is entitled to 80% of the cash distributed, until it receives back its capital contribution. Further, Enficon is entitled to 65% of the profits, as defined, on the initial well. (See Note
     6). Enficon's funding of TexTerra is shown as "noncontrolling interest" in the accompanying consolidated balance sheet. Enficon's share of the income
     (loss) of TexTerra is shown as "noncontrolling interest" in the accompanying consolidated statement of operation.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)
     --------------------------------------

     On July 12, 2005, the Company formed an entity named New Found Oil
     Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company's wholly-owned subsidiary, TRI, is the general partner of this new entity with an initial 100% interest. On
     January 17, 2006, the Company acquired through TRI a 95% interest in
     NamTerra Mineral Resources (Proprietary) Limited ("NamTerra"), a Namibia
     company. NamTerra is currently inactive.

     On March 20, 2006, we formed an entity named Terra Resources Operations
     Co., Inc. ("TRO"), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through March 31,
     2006.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Revenue Recognition
     -------------------

     Revenue is recognized when the survey is delivered to the customer and collectibility of the fee is reasonably assured. Amounts received in advance of performance and/or completion of such services are recorded as deferred revenue.

     Deferred Costs
     --------------

     Deferred costs represent costs incurred in connection with services yet to be completed.

     Accounts Receivable
     -------------------

     Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers.
     It is the Company's policy to regularly review accounts receivable for specific accounts past due and set up an allowance when collection is uncertain.

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

     Significant Customers
     ---------------------

     The Company derived all of its revenue for the period ended March 31, 2006 from one customer. The Company has adopted a business model which places emphasis on seeking joint venture and similar relationships with third parties to map and explore for mineral and oil and gas deposits.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     Oil and Gas Properties, Unproved, Full Cost Method
     --------------------------------------------------

     The Company uses the "full cost" method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. As of March 31, 2006 and December 31,
     2005, the Company has capitalized lease acquisition and land costs related to oil and gas properties. TexTerra has commenced drilling its first well and is in the process of completing such well. The Company has not commenced any other drilling operations.

     All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized. In addition, the capitalized costs are subject to a "ceiling test" which basically limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, based on current economic and operational conditions, plus the lower of cost or estimated fair value of unproved properties.

     Sales of proved and unproved properties are accounted for as adjustments of capitalized costs to the full cost pool with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case, a gain or loss is recognized.

     Noncontrolling Interest
     -----------------------
     The financing received by TexTerra from Enficon Establishment is shown as a
     "Noncontrolling Interest" in the accompanying consolidated financial statements.

     Other Property, Equipment and Depreciation
     ------------------------------------------

     Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See
     Note 7).

     Income Taxes
     ------------

     The Company accounts for income taxes under the provisions of Statement of
     Financial Accounting Standards No. 109, "Accounting for Income Taxes."
     Under the provisions of this Statement, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization of the deferred tax assets exists.
     (See Note 9).

     Stock Options
     -------------

     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation",
     the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by
     Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock
     Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that do not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See
     Note 5). Effective for the first quarter of 2006, the Company adopted SFAS
     No. 123(R). (See Note 5).

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     ------------------------------------------

     Convertible Debentures
     ----------------------

     In June and September 2005, the Company sold an aggregate of $3,000,000 of
     6% convertible debentures which contained a beneficial conversion feature.
     In accordance with Emerging Issues Task Force ("EITF") Issues 98-5 and
     00-27, since the conversion price of the debentures was less than the closing trading prices of the Company's shares on the commitment date, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature.

     Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share is computed by dividing net income (loss)
     available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three month period ended March 31, 2006, the effect of stock options has been excluded from the dilutive calculation as the impact of the stock options would be anti-dilutive.

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
     --------------
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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   REVERSE MERGER AND STOCK SPLIT (CONTINUED)
     ------------------------------

     Stock Split. On May 9, 2005, CompuPrint filed an Articles of Amendment to
     -----------
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

4.   EQUITY TRANSACTIONS

     Sale of Common Stock to Accredited Investors. On May 19, 2005, the Company
     --------------------------------------------
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

     Sale of Common Stock to Belhasa International Co. LLC. On December 12,
     -----------------------------------------------------
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

     Sale of Common Stock to Esterna Limited. On December 29, 2005, the Company
     ---------------------------------------
     entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited liability company, for the sale of 500,000 shares of the Company's common stock at $1 per share yielding proceeds of $500,000.

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   STOCK BASED COMPENSATION (CONTINUED)
     ------------------------

     In accordance with SFAS 123(R), the Company has accounted for its employee stock options and other stock options issued to outside consultants under the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS
     123(R) for all share-based payments granted after the effective date and
     (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model and the following assumptions for the three months ended March 31,
     2006:

                                   Risk-free rate             4.33%
                                   Dividend yield             0.00%
                                   Volatility factor           4.77
                                   Average life             5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Compensation expense related to the amortization of deferred compensation
     (consultants) and deferred compensation (employees) amounted to $174,466 and $333,125, respectively, for the three months ended March 31, 2006.

     The following tables summarize information about the stock option transactions.

                                                       At March 31, 2006
                                                -------------------------------
                                                                    Weighted
                                                Number of           Average
                                                 Options         Exercise Price
                                                ----------       --------------

           Outstanding, December 31, 2005        7,013,333                $0.51
              Granted                              415,000                $0.89
              Exercised                               --                   --
              Cancelled/forfeited                     --                   --
                                                ----------       --------------

           Outstanding, March 31, 2006           7,428,333                $0.56
                                                ==========       ==============

                                                         At March 31, 2006
                             ---------------------------------------------------------------------
                                              Outstanding                          Exercisable
                             ------------------------------------------    -----------------------

                                              Weighted
                                              Average          Weighted                  Weighted
                                             Remaining          Average                  Average
          Range of           Number of        Years of         Exercise    Number of     Exercise
       Exercise Prices        Options     Contractual Life      Price       Options       Price
       ---------------       ---------    ----------------     --------    ----------    ---------

            $0.32            3,100,000          3.8               $0.32          --           --
            $0.50            2,265,000          4.7               $0.50       577,500        $0.50
            $0.80            1,163,333          4.2               $0.80     1,163,333        $0.80
            $0.90              400,000          5.0               $0.90       100,000        $0.90
            $1.00              500,000          4.2               $1.00       500,000        $1.00
                             ---------    ----------------     --------    ----------    ---------

                             7,428,333          4.2               $0.56     2,340,833        $0.77
                             =========    ================     ========    ==========    =========

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.   STOCK BASED COMPENSATION (CONTINUED)
     ------------------------

     Options Granted to Employees. During the first three months of 2006, the
     ----------------------------
     Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock which are exercisable over a period of 5 years at an exercise price of $0.90 per share. The stock options are to vest over one year in increments of 25% per fiscal quarter.

     In May 2005, 3,100,000 stock options were granted to employees at the
     Company. The stock options are exercisable at $0.32 per share and vest only upon the Company achieving certain profitability levels, as defined. At
     March 31, 2006, these profitability levels have not been reached and these options remain unvested.

     In the three months ended June 30, 2005, an aggregate of 1,163,000 stock options were granted to employees of the Company, of which 663,333 stock options are exercisable at $0.80 per share and 500,000 stock options are exercisable at $1.00 per share. At December 31, 2005, all of these stock options had vested.

     In December 2005, 2,250,000 stock options were granted to employees at the
     Company. These stock options are exercisable at $0.50 per share and vest
     25% each quarter of 2006.

     The fair value of employee stock options that will vest during 2006 amounted to $1,332,500 and is shown as stock options outstanding in the accompanying consolidated balance sheet. Deferred compensation (employees)
     of $999,375 is net of amortization of $333,125.

     Consultants. On June 30, 2005, the Company granted stock options to an
     -----------
     outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. The value of the options will be recognized as consulting expense over the one year term of the agreement on a straight-line basis.

     On October 1, 2005, the Company entered into an agreement with another outside consultant, for a term of up to one year, pursuant to which the
     Company issued 175,000 shares of its common stock. Pursuant to the
     Agreement, as amended, the Company is required to issue an additional
     325,000 shares of common stock if it does not opt to terminate the agreement prior to September 30, 2006.

     On March 7, 2006, the Company issued to Norman Sheresky, pursuant to an oral consulting agreement for legal services, stock options to purchase
     15,000 shares of the Company's common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share. The Company recognized
     $6,750 in legal expenses in connection with such issuance.

     Compensation expense related to the amortization of deferred compensation
     (consultants) amounted to $174,466 for the three months ended March 31,
     2006.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   OIL AND GAS PROPERTIES
     ----------------------

     TEXTERRA EXPLORATION PARTNERS, LP
     ---------------------------------

     Davidson Leasehold Transaction. On January 26, 2006, TexTerra Exploration
     ------------------------------
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

     Davidson Energy and Johnson Children's Trust assigned to TexTerra a 70%
     working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the
     Railroad Commission spacing unit). The purchase price for TexTerra's 70%
     working interest is TexTerra's agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and
     30% by Davidson Energy.

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

     Sale of Interest in Davidson Leasehold Transaction. In January 2006, to
     --------------------------------------------------
     finance its obligations under the Farmout Agreement, TexTerra entered into
     The Limited Partnership Agreement of TexTerra, dated as of January 22,
     2006, between TexTerra, Terra Resources, Inc., the general partner, and
     Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the Limited Partnership Agreement,
     Enficon is responsible for $1,133,720, which is 80% of the budgeted costs
     ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra's oil and gas consultant, legal costs, title review fees, the costs of the Company's technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson
     Project.

     Until the budgeted costs are paid back in full to Enficon and Terra
     Resources, TexTerra will pay net revenue it receives from the initial well
     80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation.

     Modification of Davidson Leasehold Transaction. On March 22, 2006, the
     ----------------------------------------------
     Farmout Agreement was modified. In the modification, TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or
     8,000 feet and as consideration, Davidson and Johnson Children's Trust reduced their working interests in the third and fourth wells from 50% to
     25% should they choose to participate.

     Drilling Activity On Davidson Leasehold. TexTerra hired a driller in
     ---------------------------------------
     January 2006 and has drilled its first well on the Davidson Leasehold.
     TexTerra is in the process of completing the well.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   OIL AND GAS PROPERTIES (CONTINUED)
     ----------------------

     TIERRA NEVADA EXPLORATION PARTNERS, LP
     --------------------------------------

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
     Leases from the Bureau of Land Management are issued for a primary term of
     10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the
     Bureau of Land Management charges a royalty of 12.5% on the production. The leases are effective as of January 1, 2006. As of March 31, 2006, no activity has occurred.

     TOTAL INVESTMENT. As of March 31, 2006 the Company has invested an aggregate of $3,707,616 in land leases, consultants fees, site preparation costs and drilling costs.

7.   PROPERTY AND EQUIPMENT
     ----------------------

     Property and equipment are stated at cost at March 31, 2006 and consist of the following:

                                                      Estimated
                                                       Useful
                                                    Lives - Years       Amount
                                                    -------------     ---------

                    Computer Equipment                    5           $  80,864
                    Office Equipment                      5              14,811
                    Transportation Equipment              5              85,750
                    Furniture & Fixtures                  7              34,395
                                                                      ---------
                                                                        215,820
                    Less accumulated depreciation                       (10,021)
                                                                      ---------
                                                                      $ 205,799
                                                                      =========

     Depreciation expense for the three months ended March 31, 2006 was $1,835.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     Based upon a debenture conversion price of $1 per share and a market value of the Company's common stock of $1.25 per share on the commitment date, a
     "beneficial conversion feature" of the convertible debentures was recognized and valued at $750,000. This will accrete over the redemption period through December 31, 2007.

9.   INCOME TAXES
     ------------

     The following summarizes the provision for income taxes:

                                                         At March 31, 2006
                                                         -----------------

                     Currently payable                   $            --
                     Deferred tax (benefit)                       (520,904)
                                                         -----------------
                     Total                                        (520,094)
                     Valuation allowance                           520,904
                                                         -----------------
                     Net provision for income taxes      $            --
                                                         =================

     At March 31, 2006, the Company has an aggregate deferred tax asset of approximately $2,296,000, representing the net operating loss carry forwards which expire in 2021 through 2026. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.  RELATED PARTY TRANSACTIONS
     --------------------------

     Technology License Agreement. The Company licenses, under a 30-year
     ----------------------------
     Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth
     (the "Institute"), a foreign-based related company controlled by the majority shareholder of the Company. Under the Technology License
     Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain credits as specified in the Services
     Agreement below), payable on or before December 31 of each year.

     Services Agreement. The Company entered into a Services Agreement with the
     ------------------
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

     Operating Lease. The Company leases office space from one of its directors
     ---------------
     on a month-to-month basis pursuant to an oral agreement. The rent was
     $1,500 per month through November 2005, and was $2,250 per month through
     March 2006, and is currently at the rate of $4,500 per month. The increases in rent have been due to our occupancy of additional space.

     Effective January 1, 2006 the Company leased an apartment in Moscow,
     Russia, at a monthly rent of $5,000, to be used by executives of the
     Company when visiting Moscow.

     Legal Services. The Company paid or accrued legal fees for the three month
     --------------
     period ended March 31, 2006 and for the year ended December 31, 2005 of approximately $264,000 and $672,000, respectively, to a law firm the proprietor of which is an attorney who is a director, officer, and shareholder of the Company.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  COMMITMENTS
     -----------

     Employment Agreements. On January 7, 2005, the Company entered into three,
     ---------------------
     3-year employment agreements with certain of its executives. These agreements include automatic increases if the Company achieves certain financing and revenue goals.

     In connection with these employment agreements, the executives received performance-based stock options to purchase up to 3.1 million shares of the
     Company's common stock at a price of $0.32 per share. The stock options are exercisable over a 5-year period. The stock options vest as follows:

     1/2 of the total           When EBITDA exceeds $2 million or
                                revenue exceeds $6 million

     1/2 of the total           When EBITDA exceeds $4 million or
                                revenue exceeds $10 million

     The employment agreements also contain a "change of control" provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a "change of control". No options were vested at March
     31, 2006 or December 31, 2005.

     Operating Leases. Effective December 5, 2005, the Company entered into a
     ----------------
     two year lease for office space on 57th Street in Manhattan, New York at a monthly rent of $4,600. The lease expires in 2007. Minimum rent under the lease is as follows:

                                    Year
                                    Ended
                                    December 31,    Amount
                                    ------------    --------
                                    2006            $ 55,200
                                    2007              50,700
                                                    --------
                                                    $105,900
                                                    --------

     Effective January 1, 2006, the Company entered into a one year lease for an apartment in Moscow at a monthly rent of $5,000. (See Note 10). Minimum rent under the lease for 2006 is $60,000.

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued
     Statement No. 123 (R), Share-Based Payment ("SFAS 123(R)"), which revised
     SFAS No. 123, Accounting for Stock-Based Compensation, and replaced APB
     Opinion 25, Accounting for Stock Issued to Employees. SFAS 123 (R)
     requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The
     Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 4, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006. Going forward, the impact of adoption will depend on the number of stock based awards granted in the period.

     Also in December 2004, the FASB issued Statement No. 153, Exchanges of
     Nonmonetary Assets ("SFAS No. 153") which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had any impact on the Company's results of operations or its financial position.

     In June 2005, the FASB issued Statement No. 154, Accounting Changes and
     Error Corrections, ("SFAS No. 154") which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No.
     154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 has not had a material effect on the Company's results of operations or its financial position.

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain
     Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and
     No. 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our results of operations of our financial position.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
     --------------------------------

     In January 2004, the FASB issued Interpretation No. 46, Consolidation of
     Variable Interest Entities ("FIN 46") and in December 2004, the FASB
     revised FIN 46 to codify certain FASB Staff positions previously issued for
     FIN 46 ("FIN 46R"). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities ("VIEs"). Prior to the effectiveness of FIN 46, a Company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a company if that company was subject to a majority of the risk of loss from the variable interest entity's activities or if that company is entitled to receive the majority of the entity's residual returns, or both.

     The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have any impact on financial position or results of operations of the
     Company.

14.  SUBSEQUENT EVENTS
     -----------------

     Protocol Agreement with Kiev Investment Group
     ---------------------------------------------

     On April 6, 2006, the Company entered into an agreement with Kiev
     Investment Group, pursuant to a Protocol Agreement dated April 5, 2006.
     Kiev Investment Group is an affiliate of Enficon Establishment, a holder of the Company's debentures. This Protocol Agreement relates to, modifies and supplements the terms of a Securities Purchase Agreement with Enficon dated
     June 30, 2005 and of an exploration agreement with Enficon dated June 30,
     2005. Certain matters governed by those two agreements dated June 30, 2005 remain subject to negotiations.

     Under the Protocol Agreement, Kiev Investment Group undertook the following obligations:

     (1)  To purchase, pursuant to the Securities Purchase Agreement, the fourth tranche of $1 million of convertible debentures, which was purchased on April 12, 2006, and to purchase of the fifth and final tranche of
          $1 million of convertible debentures by May 15, 2006;
     (2)  By June 15, 2006, along with Enficon, to convert their aggregate $5 million of convertible debentures at $1 per share into an aggregate of
          5,000,000 shares of common stock;
     (3)  To make capital contributions, pursuant to the exploration agreement with Enficon, in the aggregate amount of $3 million to our subsidiary,
          Tierra Nevada Exploration Partners, with a $1 million capital contribution made on April 13, 2006, and additional contributions of
          $600,000 and $1.4 million to be made by June 15, 2006 and July 5,
          2006, respectively; and
     (4)  By June 29, 2006, to purchase from the Company 5,000,000 shares of common stock at $1.05 per share.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.  SUBSEQUENT EVENTS (CONTINUED)
     -----------------

     The Protocol Agreement also provides that, by June 29, 2006, the parties are to enter into a stock option agreement that would grant Kiev Investment
     Group the right to purchase such additional amount of the Company's common stock that when combined with 5 million shares issuable upon conversion of the debentures by June 15, 2006 and the purchase of 5 million shares by
     June 29, 2006, would equal 25% of the Company's then outstanding shares of common stock. The stock option is to be exercisable, on an all or none basis, until October 1, 2006 at $1.20 per share, and thereafter, exercisable until December 31, 2006 at a price of the greater of (a) $1.50 per share or (b) 60% of the average trading price of the Company's common stock for the 20 day period preceding such exercise, with an upper cap on the exercise price of $1.75 per share. Other terms for the stock options are yet to be fully negotiated, and Kiev Investment Group does not have such a stock option until a definitive stock option agreement is executed.

     Under the Protocol Agreement, the Company undertook the following obligations:

     (1)  To use certain of the funds invested by Kiev Investment Group in accordance with the terms of the agreement, and in accordance with a business plan for 2006/2007 and a strategic development plan for the next three to five years, which plans are yet to be written;
     (2)  Subject to fulfillment of certain Kiev Investment Group obligations under the Protocol Agreement, to grant a seat on our Board of
          Directors to one nominee of Kiev Investment Group that is acceptable to the Company. The seat shall be forfeited if Kiev Investment Group does not exercise its stock option in its entirety by October 1, 2006, or if Kiev Investment Group does not exercise its stock option to purchase at least 50% of the underlying shares by December 31, 2006.

     Subject to fulfillment of Kiev Investment Group's obligations under the
     Protocol Agreement, Kiev Investment Group will have the right and obligation to finance certain future joint projects for a period of five years. The right to finance joint projects will be forfeited if the stock option is not exercised in its entirety by October 1, 2006, or if the stock option is not exercised as to at least 50% of the underlying shares by
     December 31, 2006, or if Kiev Investment Group breaches the terms of the
     Protocol Agreement or any future agreements to be entered into in connection with the joint projects. Kiev Investment Group is to provide 75%
     of the financing for such joint projects and is to receive a variable net profit participation right, after accounting for our entitlement to a 5%
     overriding royalty and reimbursement of expenses and return of investment capital. Kiev Investment Group's net profit participation right shall be:
     70% for the first year after reimbursement, 60% for the second year after reimbursement, and 50% for the third to fifth years after reimbursement.
     The Company will be able to pursue other third party financing as to such joint projects if the Company obtains a financing commitment for at least
     90% of the project costs on terms more favorable to the Company than the terms on which Kiev Investment Group is willing to provide financing.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.  SUBSEQUENT EVENTS (CONTINUED)
     -----------------

     The Company also agreed to give Kiev Investment Group the opportunity to finance the Company's interests in the development and exploitation of a third and fourth well on a leasehold in LaSalle County, Texas, in which the
     Company's lease rights are pursuant to a Farmout Agreement with Davidson
     Energy, L.L.C. and Johnson Children's Trust No. 1, dated January 10, 2006.
     Kiev Investment Group is to provide 80% of the future financing in connection with those wells, and it will be entitled to a 65% net profit participation right, after accounting for our entitlement to a 5%
     overriding royalty and reimbursement of expenses and return of investment capital.

     Exploration Agreement with Calik
     --------------------------------

     On April 11, 2006, the Company entered into an Exploration Agreement with
     Calyk Enerji Sanayi ve Ticaret A.S., a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. Pursuant to the agreement, the Company will provide certain services to identify hydrocarbon exploration targets. The Company is to receive a 20% working interest in the project.

     Other Matters
     -------------

     On April 5, 2006, the Company granted to two employees, Kimberly Reilly and
     Eric Robins, stock options under the Company's 2005 Stock Incentive Plan to purchase an aggregate of 35,000 shares of common stock. The stock options are to vest over one year in increments of 25% per fiscal quarter. The stock options are exercisable until April 4, 2011 at $1.07 per share.

     On April 17, 2006, the Company granted to Dmitry Vilbaum, its Chief
     Operating Officer, stock options under the Company's 2005 Stock Incentive
     Plan to purchase an aggregate of 50,000 shares of common stock. The stock options are to vest over one year in increments of 25% per fiscal quarter.
     The stock options are exercisable until April 16, 2011 at $1.38 per share.

     On April 15, 2006, the Company entered into a second amendment to a consultant agreement, pursuant to which the Company agreed to issue 325,000 shares of common stock if it does not opt to terminate the agreement prior to May 1, 2006. As amended, the Company is required to issue such shares of common stock if it does not opt to terminate the agreement prior to
     September 30, 2006.

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

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration
Partners, LP ("TexTerra"), Tierra Nevada Exploration Partners, LP and New Found
Oil Partners, LP. As of March 31, 2006, only TexTerra has operations. TexTerra has drilled a well and is currently completing that well on the Davidson
Leasehold. To obtain financing for drilling TexTerra has sold Enficon
Establishment an 80% interest in TexTerra'a working interest in the first well on the Davidson Lease.

PLAN OF OPERATION

Terra Insight Corporation was formed in January 2005. Our plan of operation for the next twelve months is to move to a business model that emphasizes our obtaining royalty or ownership rights in projects we service. During the first quarter of 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006.

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

Oil and Gas Properties
----------------------

For oil and gas properties, costs associated with lease acquisitions and land costs have been capitalized. Such unproven properties are valued at the lower of cost or fair value. While TexTerra has drilled its first well, exploration for and development of oil and gas reserves, has not commenced as of March 31, 2006.

Reserve Estimates
-----------------

The Company's estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Depletion
---------

We follow the "full-cost" method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized.
Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and other related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

RESULTS OF OPERATIONS - MARCH 31, 2006

Our results of operations for the three months ended March 31, 2006 are discussed below. There is no comparative information for 2005 since the Company was inactive in that year.

THREE MONTH PERIOD ENDED MARCH 31, 2006

Revenues
--------

Revenues from services for the three months ended March 31, 2006 were $260,000.
These revenues were derived from sales to one customer and related to our mapping and surveying services. The costs associated with such revenue were
$49,000. The Company does not believe such costs are on a percentage basis indicative of the costs of future revenue as the Company received cost concessions in connection with rendering these services. This sale was made to a customer that was identified during our prior calendar year and the bulk of the services to such client were delivered in 2005.

The Company has not focused on targeting new paying customers in order to generate revenues in 2006. This is because we have recently been placing an emphasis on obtaining an ownership or royalty interest in a potential client's exploration projects, in addition to a cash service fee. Negotiations in connection with such transactions are longer than the negotiations for fee for service arrangements. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced, and accordingly, we may generate less cash revenues in fiscal year
2006.

Cost of Revenues
----------------

Our cost of revenues for the three months ended March 31, 2006 was $49,000. As a percentage of net revenues, cost of revenues for the three months ended March
31, 2006 were approximately 18.8%. The Company does not believe such costs are on a percentage basis indicative of the costs of future revenue as the Company received cost concessions in connection with rendering such services. The
Company's costs as a percentage of net revenue for calendar 2005 were 44%. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2006 were $1,398,429.
Operating expenses as a percentage of net revenues were approximately 540%.
Operating expenses consisted primarily of professional fees of $511,818, management and employee salaries and benefits of $279,695, stock option expense
(to employees) of $333,125, and travel related expenses of $86,214.

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

Interest Expense
----------------

For the three months ended March 31, 2006, we accrued $123,125 in interest on the outstanding amount of the debentures. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in
2005. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued to be $750,000. The discount amount of $750,000 is being amortized as a component of interest expense over the redemption period.

Net Loss
--------

Net loss for the three months ended March 31, 2006 was $1,301,829.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock and convertible debentures to private investors. As of March 31,
2006, we had cash on hand of $1,091,932. There is no comparison to the first three months of calendar 2005 since the Company was inactive during that period.

Operating Activities
--------------------

For the three months ended March 31, 2006, cash flows from operating activities resulted in deficit cash flows of $1,161,075 primarily due to a net loss of
$1,301,829, plus non-cash charges of $591,288, and adjustments for an decrease in deferred costs of $49,000, an increase in prepaid expenses of $2,404 and a decrease in other assets of $11,040, a decrease in accounts payable and accrued expenses of $275,898, a decrease in deferred revenues of $260,000, an increase in accrued interest on convertible debentures of $45,000, and a loss attributable to a noncontrolling interest of $2,932.

Investing Activities
--------------------

Cash used by investing activities was $2,121,600 for the three months ended
March 31, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada in the amount of $2,043,617, which have been capitalized, $77,983 for purchases of property and computer equipment.

Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Financing Activities
--------------------

For the three months ended March 31, 2006, cash provided by financing activities was $1,273,682, comprised of investment by Enficon Establishment in the first well on the Davidson Leaseshold.

Future Needs
------------

We believe that our available cash is adequate to support our month-to-month obligations for more than the next twelve months. The Company has entered into contractual arrangements with Kiev Investment Group that will provide the
Company with new capital. The Company believes that it will pay the required minimum annual fees to the Institute from such new financings.

On April 15, 2006 the Company signed a Protocol Agreement with Kiev Investment
Group which, under its terms, will provide the Company with additional funding and liquidity. Under the Protocol Agreement, Kiev Investment Group ("KIG")
purchased an additional $1 million of convertible debentures on April 12, 2006
(in the name of Enficon Establishment) and invested $1 million in Tierra Nevada
Exploration Partners. Under the terms of the Protocol Agreement, KIG is also required to:

     (1)  Purchase an additional $1 million of convertible debentures by May 15,
          2006;
     (2)  Purchase from the Company 5,000,000 shares of common stock at $1.05 per share by June 29, 2006.
     (3)  Contribute to Tierra Nevada Exploration Partners $600,000 and $1.4
          million by June 15, 2006 and July 5, 2006, respectively;
     (4)  Convert by June 15, 2006 the aggregate $5 million of convertible debentures (that would be held by Enficon and KIG at such date if contractual commitments are met) into 5,000,000 shares of common stock at $1 per share.

In addition to the contractual required investments, KIG will also receive a stock option to purchase such additional amount of the Company's common stock that when combined with the 5 million shares issuable upon conversion of the debentures by June 15, 2006 and the purchase of 5 million shares by June 29,
2006, would equal 25% of the Company's then outstanding shares of common stock.
The stock option is to be exercisable, on an all or none basis, until October 1,
2006 at $1.20 per share, and thereafter, exercisable until December 31, 2006 at a price of the greater of (a) $1.50 per share or (b) 60% of the average trading price of the Company's common stock for the 20 day period preceding such exercise, with an upper cap on the exercise price of $1.75 per share.

Further, subject to fulfillment of KIG's obligations under the Protocol
Agreement, KIG will have the right and obligation to finance certain future joint projects for a period of five years.

Based on KIG's commitments, the Company anticipates having the cash necessary to conduct its business over the next twelve months including making the minimum annual fees to the Institute. A default by KIG in meeting its contractual commitments could adversely affect the Company's liquidity.

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

We are in active negotiations with several institutional investors for funding for such projects, including through investment in our subsidiary or affiliated entities. We intend to utilize limited partnerships to raise funds for certain exploration projects, and have already established two such Delaware partnerships, Tierra Nevada Exploration Partners, LP and New Found Oil Partners,
LP, in which our wholly-owned subsidiary, Terra Resources, Inc. is the general partner in these two Delaware partnerships. As of March 31, 2006, New Found Oil
Partners and Tierra Nevada Exploration Partners have yet to commence substantive operations.

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

TRENDS, RISKS AND UNCERTAINTIES

We anticipate that high oil prices this year may cause natural resources exploration companies to conduct more drilling activities and investigate the potential of previously undiscovered oil reserves, and if oil prices remain high, we anticipate that our services will be in higher demand. However, that may create a short supply of drilling rigs and other equipment needed for exploration activities, which may drive up the costs of exploration activities.

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

ACQUISITION OR DISPOSITION OF PLANT AND EQUIPMENT

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open another office location in
Texas.

ACQUISITION OF OIL AND GAS PROPERTIES

Depending upon how we elect to proceed with the exploitation of land leases in the State of Nevada, and whether we seek to obtain land leases for oil exploration elsewhere, we may need to obtain significant amounts of funds for the purchase of property, plant or equipment during the next twelve months. We estimate that we may expend a total of at least $1 million and up to $11 million or more in seeking land rights, and in the purchase of plant and equipment during the next fifteen months.

EMPLOYEES

We anticipate the need to hire several management, technical, sales, and marketing employees in the next twelve months, depending on the rate of growth of our business. As of March 31, 2006, we have eighteen employees; nine based in the United States and nine based in Moscow, Russia. We intend to hire additional management, technical, sales and marketing employees in the next twelve months, depending on the rate of growth of our business. We are seeking to hire a financial officer in the near future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued
Statement No. 123 (R), Share-Based Payment ("SFAS 123(R)"), which replaced SFAS
No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion
25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that all share based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards.
On April 4, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company's required adoption date of SFAS 123(R) to its fiscal third quarter in its fiscal year ended June 30, 2006. Going forward, the impact of adoption will depend on the number of stock based awards granted in the period.

Also in December 2004, the FASB issued Statement No. 153, Exchanges of
Nonmonetary Assets ("SFAS No. 153"), which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS
No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had any impact on the Company's results of operations or its financial position.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error
Corrections ("SFAS No. 154"), which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS
No. 154 has not had a material effect on the Company's results of operations or its financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid
Financial Instruments - an amendment of FASB Statements No. 133 and 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006.
The adoption of SFAS No. 155 is not expected to have any impact on our results of operations of our financial position.

In January 2004, the FASB issued Interpretation No. 46, Consolidation of
Variable Interest Entities ("FIN 46") and in December 2004, the FASB revised FIN
46 to codify certain FASB Staff positions previously issued for FIN 46 ("FIN
46R"). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities ("VIEs"). Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a company if that company was subject to a majority of the risk of loss from the variable interest entity's activities or if that company is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have any impact on the financial position, results of operations or cash flows of the Company.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and
Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and
15d-15(e) under the Exchange Act) as of the end of the period ended March 31,
2006. Based on such evaluation, our Chief Executive Officer and Principal
Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SALE OF DEBENTURES

On June 30, 2005, we entered into a Securities Purchase Agreement with Enficon
Establishment, a Liechtenstein company, for the sale of up to a principal amount of $5 million in 6% convertible debentures due December 31, 2007. On July 5,
2005, Enficon purchased a $2 million debenture, and on September 8, 2005,
Enficon purchased an additional $1 million debenture.

On April 6, 2006, we entered into an agreement with Kiev Investment Group, pursuant to a Protocol Agreement dated April 5, 2006. Kiev Investment Group is an affiliate of Enficon Establishment, a holder of our debentures. Kiev
Investment Group has stated its intention to assign its obligations under the
Protocol Agreement. This Protocol Agreement relates to, modifies and supplements the terms of our Securities Purchase Agreement with Enficon dated June 30, 2005 and of our exploration agreement with Enficon dated June 30, 2005. Pursuant to the Protocol Agreement, on April 12, 2006, Kiev Investment Group purchased from us a 6% convertible debenture due December 31, 2007 in the principal amount of
$1 million. The purchase of this debenture represents the fourth million of an aggregate of $5 million in debentures that Enficon and Kiev Investment Group may purchase from us pursuant to our Securities Purchase Agreement with Enficon dated June 30, 2005. The debentures are convertible into shares of the Company's common stock at $1.00 per share at the option of the holder. Interest accrues on the principal amount of the debenture at the simple rate of 6% per year from the date of issuance. Interest is payable at maturity. In the event of conversion of the debenture, in whole or in part, the holder forfeits any accrued interest on the converted principal amount. The debentures are subject to a mandatory conversion in the event that the Company's non-insider common stock trades in the public securities market at a price of $2.00 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks. We allocated $500,000 of the proceeds for our working capital and the balance as a capital contribution to our subsidiary, Tierra Nevada Exploration Partners, LP, which is to use such funds for oil and gas drilling operations in the State of
Nevada. Under the Protocol Agreement, Kiev Investment Group undertook the following obligations:

     (1)  To purchase, pursuant to the Securities Agreement, the fifth and final tranche of $1 million of convertible debentures by May 15, 2006;
     (2)  By June 15, 2006, along with Enficon, to convert their aggregate $5 million of convertible debentures at $1 per share into an aggregate of
          5,000,000 shares of common stock;
     (3)  To make capital contributions, pursuant to the exploration agreement with Enficon, in the aggregate amount of $3 million to our subsidiary,
          Tierra Nevada Exploration Partners, with a $1 million capital contribution made on April 13, 2006, and additional contributions of
          $600,000 and $1.4 million to be made by June 15, 2006 and July 5,
          2006, respectively; and
     (4)  By June 29, 2006, to purchase from us 5,000,000 shares of our common stock at $1.05 per share.

The Protocol Agreement also provides that by June 29, 2006, the parties are to enter into a stock option agreement that would grant Kiev Investment Group the right to purchase such additional amount of our common stock, that when combined with 5 million shares issuable upon conversion of the debentures by June 15,
2006 and the purchase of 5 million shares by June 29, 2006, would equal 25% of our then outstanding shares of common stock. The stock option is to be exercisable, on an all or none basis, until October 1, 2006 at $1.20 per share, and thereafter, exercisable until December 31, 2006 at a price of the greater of
(a) $1.50 per share or (b) 60% of the average trading price of our common stock for the 20 day period preceding such exercise, with an upper cap on the exercise price of $1.75 per share. Other terms for the stock options are yet to be fully negotiated, and Kiev Investment Group does not have such a stock option until a definitive stock option agreement is executed.

Subject to fulfillment of Kiev Investment Group obligations under the Protocol
Agreement, we agreed to grant one nominee of Kiev Investment Group that is acceptable to us a seat on our Board of Directors. The seat shall be forfeited if (a) Kiev Investment Group does not exercise its stock option in its entirety by October 1, 2006 or (b) Kiev Investment Group does not exercise its stock option to purchase at least 50% of the underlying shares by December 31, 2006.

GRANT OF STOCK OPTIONS

On March 7, 2006, the Company issued to Norman Sheresky, pursuant to an oral consulting agreement for legal services, stock options to purchase 15,000 shares of the Company's common stock. The stock options are exercisable for five years at $0.50 per share.

On March 14, 2006, the Company granted nonincentive stock options to purchase shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $0.90 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company's 2005 Stock Incentive
Plan, to the following employees:

                  Eric Weiss                              375,000 options
                  Susan Fox                                25,000 options

On April 5, 2006, the Company granted nonincentive stock options to purchase shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $1.07 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company's 2005 Stock Incentive
Plan, to the following employees:

                  Kimberly Reilly                          25,000 options
                  Eric Robins                              10,000 options

On April 17, 2006, the Company granted nonincentive stock options to purchase
50,000 shares of the Company's common stock, exercisable for a period of up to five years from the date of grant at $1.38 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company's 2005 Stock
Incentive Plan, to Dmitry Vilbaum, our Chief Operating Officer.

ITEM 5. OTHER INFORMATION

ORGANIZATIONAL INFORMATION

On January 4, 2006, we formed an entity named TexTerra Exploration Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. Our wholly-owned subsidiary, Terra Resources, Inc., is the general partner of the entity.

On January 17, 2006, we acquired a 95% equity interest in Namterra Mineral
Resources (Proprietary) Limited, an entity organized under the laws of the
Republic of Namibia. The entity has not engaged in any material operations to date.

On March 20, 2006, we formed an entity named Terra Resources Operations Co.,
Inc., a Texas corporation. Our wholly-owned subsidiary, Terra Resources, Inc., is the sole shareholder of the entity. The entity has not engaged in any material operations to date.

DAVIDSON LEASEHOLD AGREEMENT

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

Pursuant to the conditions set forth in the Farmout Agreement, Davidson Energy and Johnson Children's Trust assigned to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the Railroad Commission spacing unit (a defined area around a well hole under Texas law). The purchase price for
TexTerra's 70% working interest was TexTerra's payment of the budgeted amount of
$1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by
Davidson Energy. The remaining 30% working interest (30% of the 75% net revenue interest) was retained by Davidson Energy and Johnson Children's Trust.

TexTerra's initial well interest and TexTerra's interest in the remaining acreage under the leases was, subject to the leases, agreed as earned by deposit by TexTerra of the costs of drilling the initial well, at which time Davidson
Energy and Johnson Children's Trust delivered a fully executed and recordable assignment covering the leases which conveyed to TexTerra a 70% working interest in the initial well spacing unit and a 50% working interest in all other acreage covered by the leases.

After the initial well, Davidson Energy and Johnson Children's Trust were to have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout
Agreement are subject to the terms of a joint operating agreement. In the event
Davidson Energy and Johnson Children's Trust elect not to participate in future wells on the lease, they shall receive the carried interest discussed below.

In the event Davidson Energy and Johnson Children's Trust together decide not to participate in a future well or wells on the lease, Davidson Energy and Johnson
Children's Trust shall promptly deliver a recordable assignment of their working interest in and to the leases and the spacing unit assigned to the proposed well, reserving therefrom a carried interest of a back-in 10% working interest.
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

MODIFICATION TO DAVIDSON LEASEHOLD FARMOUT AGREEMENT

On March 22, 2006, the Farmout Agreement between Davidson Energy, L.L.C.,
Johnson Children's Trust No. 1, and TexTerra Exploration Partners, LP, dated
January 10, 2006 was modified. Our subsidiary, Terra Resources, Inc., is the general partner of TexTerra Exploration Partners, LP. The Farmout Agreement
relates to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas. Davidson selected the location of a second well on the lease, and pursuant to the modification,
TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or 8,000 feet, and TexTerra is not paying the drilling costs of the second well. In consideration of TexTerra's limited waiver as to the second well, with respect to drilling of a third and fourth well, Davidson and Johnson
Children's Trust reduced their working interests in the third and fourth wells from 50% to 25% should they choose to participate.

FUNDING FOR DRILLING THE INITIAL WELL ON THE DAVIDSON LEASEHOLD

In January 2006, to fund its obligations under the Farmout Agreement with
Davidson Energy and Johnson Children's Trust (the "Davidson Project"), TexTerra
entered into an agreement, entitled Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth certain rights, duties and obligations in the operations of TexTerra. Pursuant to the Limited Partnership Agreement, Enficon paid $1,133,720, which represented
80% of the budgeted costs of $1,417,150, for the initial well on the Davidson
Project, and Enficon is responsible for 80% of the expenditures for professional fees, including TexTerra'a oil and gas consultant, legal costs, title review fees, the costs of our technical studies, and additional cash calls to cover the direct costs from third parties directly related to the Davidson Project. Terra
Resources and Enficon are responsible for additional funding as is required for the initial well in the ratio of 20% to 80%, respectively.

In exchange for Enficon's payments pursuant to the Limited Partnership
Agreement, TexTerra granted Enficon an economic interest in the initial well to be drilled in the Davidson Project, to the extent of 65% of the net revenue interest received by TexTerra from the initial well after payment of a 5%
overriding royalty to Terra Insight Corporation and after repayment of the budgeted costs paid by Enficon and Terra Resources. Until such budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra
Resources after payment of its own costs and the 5% overriding royalty to Terra
Insight Corporation.

Pursuant to a Protocol Agreement with Kiev Investment Group, an affiliate of
Enficon, we agreed to give Kiev Investment Group the opportunity to finance our interests in the development and exploitation of a third and fourth well on a leasehold in LaSalle County, Texas, in which our lease rights are pursuant to a
Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children's Trust No.
1, dated January 10, 2006. Kiev Investment Group is to provide 80% of the future financing in connection with those wells, and it will be entitled to a 65% net profit participation right, after accounting for our entitlement to a 5%
overriding royalty and reimbursement of expenses and return of investment capital.

EXPIRATION OF STATEMENT OF UNDERSTANDING AGREEMENT WITH ESTERNA

Prior to March 31, 2006, we had entered into an agreement, the Statement of
Understanding for Purchase of Shares of CompuPrint, Inc., dated December 28,
2005, with Esterna Limited, a Cyprus limited company. Subject to various conditions precedent, the Statement of Understanding provided for the sale to
Esterna of an additional 49,500,000 shares of our common stock, on an "all or none" basis, for $49,500,000, at a closing that was required to be held by March
31, 2006. The rights and obligations under the Statement of Understanding expired on March 31, 2006 when no closing had occurred.

PROTOCOL AGREEMENT - MODIFICATION TO TIERRA NEVADA EXPLORATION AGREEMENT AND
SECURITIES PURCHASE AGREEMENT WITH ENFICON

On April 6, 2006, we entered into an agreement with Kiev Investment Group, pursuant to a Protocol Agreement dated April 5, 2006. Kiev Investment Group is an affiliate of Enficon Establishment, a holder of our debentures. Kiev
Investment Group has stated its intention to assign its obligations under the
Protocol Agreement. This Protocol Agreement relates to, modifies and supplements the terms of our Securities Purchase Agreement with Enficon dated June 30, 2005 and of our exploration agreement with Enficon dated June 30, 2005. Certain matters governed by those two agreements dated June 30, 2005 remain subject to negotiations.

Under the Protocol Agreement, Kiev Investment Group undertook the following obligations:

     (1)  To purchase, pursuant to the Securities Agreement, the fourth tranche of $1 million of convertible debentures, which was purchased on April
          12, 2006, and to purchase of the fifth and final tranche of $1 million of convertible debentures by May 15, 2006;
     (2)  By June 15, 2006, along with Enficon, to convert their aggregate $5 million of convertible debentures at $1 per share into an aggregate of
          5,000,000 shares of common stock;
     (3)  To make capital contributions, pursuant to the exploration agreement with Enficon, in the aggregate amount of $3 million to our subsidiary,
          Tierra Nevada Exploration Partners, with a $1 million capital contribution made on April 13, 2006, and additional contributions of
          $600,000 and $1.4 million to be made by June 15, 2006 and July 5,
          2006, respectively; and
     (4)  By June 29, 2006, to purchase from us 5,000,000 shares of our common stock at $1.05 per share.

The Protocol Agreement also provides that, by June 29, 2006, the parties are to enter into a stock option agreement that would grant Kiev Investment Group the right to purchase such additional amount of our common stock that when combined with 5 million shares issuable upon conversion of the debentures by June 15,
2006 and the purchase of 5 million shares by June 29, 2006, would equal 25% of our then outstanding shares of common stock. The stock option is to be exercisable, on an all or none basis, until October 1, 2006 at $1.20 per share, and thereafter, exercisable until December 31, 2006 at a price of the greater of
(a) $1.50 per share or (b) 60% of the average trading price of our common stock for the 20 day period preceding such exercise, with an upper cap on the exercise price of $1.75 per share. Other terms for the stock options are yet to be fully negotiated, and Kiev Investment Group does not have such a stock option until a definitive stock option agreement is executed.

Under the Protocol Agreement, we undertook the following obligations:

     (1)  To use certain of the funds invested by Kiev Investment Group in accordance with the terms of the agreement, and in accordance with a business plan for 2006/2007 and a strategic development plan for the next three to five years, which plans are yet to be written;
     (2)  Subject to fulfillment of certain Kiev Investment Group obligations under the Protocol Agreement, to grant a seat on our Board of
          Directors to one nominee of Kiev Investment Group that is acceptable to us. The seat shall be forfeited if Kiev Investment Group does not exercise its stock option in its entirety by October 1, 2006, or if
          Kiev Investment Group does not exercise its stock option to purchase at least 50% of the underlying shares by December 31, 2006.

Subject to fulfillment of Kiev Investment Group's obligations under the Protocol
Agreement, Kiev Investment Group will have the right and obligation to finance certain future joint projects for a period of five years. The right to finance joint projects will be forfeited if the stock option is not exercised in its entirety by October 1, 2006, or if the stock option is not exercised as to at least 50% of the underlying shares by December 31, 2006, or if Kiev Investment
Group breaches the terms of the Protocol Agreement or any future agreements to be entered into in connection with the joint projects. Kiev Investment Group is to provide 75% of the financing for such joint projects and is to receive a variable net profit participation right, after accounting for our entitlement to a 5% overriding royalty and reimbursement of expenses and return of investment capital. Kiev Investment Group's net profit participation right shall be: 70%
for the first year after reimbursement, 60% for the second year after reimbursement, and 50% for the third to fifth years after reimbursement. We will be able to pursue other third party financing as to such joint projects if we obtain a financing commitment for at least 90% of the project costs on terms more favorable to us than the terms on which Kiev Investment Group is willing to provide financing.

We also agreed to give Kiev Investment Group the opportunity to finance our interests in the development and exploitation of a third and fourth well on a leasehold in LaSalle County, Texas, in which our lease rights are pursuant to a
Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children's Trust No.
1, dated January 10, 2006. Kiev Investment Group is to provide 80% of the future financing in connection with those wells, and it will be entitled to a 65% net profit participation right, after accounting for our entitlement to a 5%
overriding royalty and reimbursement of expenses and return of investment capital.

EXPLORATION AGREEMENT WITH CALIK

On April 11, 2006, we entered into an Exploration Agreement with Calyk Enerji
Sanayi ve Ticaret A.S., a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. Pursuant to the agreement, we will provide certain services to identify hydrocarbon exploration targets. We are to receive a 20% working interest in the project.

AMENDMENT TO CONSULTANT AGREEMENT

On April 15, 2006, the Company entered into a second amendment to a consultant agreement, pursuant to which the Company agreed to issue 325,000 shares of common stock if it does not opt to terminate the agreement prior to May 1, 2006.
As amended, the Company is required to issue such shares of common stock if it does not opt to terminate the agreement prior to September 30, 2006.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit
Number    Description of Exhibit
-------   ----------------------

10.1      Farmout Agreement between Davidson Energy, L.L.C., Johnson Children's
          Trust No. 1, and TexTerra Exploration Partners LP, dated January 10,
          2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on
          February 3, 2006)
10.2      Limited Partnership Agreement of TexTerra Exploration
          Partners, LP, dated as of January 22, 2006 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 3, 2006)
10.3      Form of Option Agreement with Norman Sheresky, dated March 7, 2006
          (Incorporated by reference to Exhibit 10.37 of Form SB-2/A, filed on
          May 1, 2006)
10.4      Form of Grant Award of Nonincentive Options to Employees issued pursuant to 2005 Stock Incentive Plan (Incorporated by reference to
          Exhibit 10.38 of Form SB-2/A, filed on May 1, 2006)
10.5      Modification No. 1, dated March 22, 2006, to Farmout Agreement between
          Davidson Energy, L.L.C., Johnson Children's Trust No. 1, and TexTerra
          Exploration Partners LP (Incorporated by reference to Exhibit 10.39 of
          Form SB-2/A, filed on May 1, 2006)
10.6      Protocol Agreement with Kiev Investment Group, dated April 5, 2006
          (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April
          12, 2006)
10.7      Form of Debenture issued pursuant to Protocol Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 12, 2006)
10.8      Exploration Agreement with Calik Enerji Sanayi ve Ticaret, dated April
          11, 2006 (Incorporated by reference to Exhibit 10.42 of Form SB-2/A, filed on May 1, 2006)
10.9*     Second Amendment to Consultant Agreement, dated April 15, 2006
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

                                     COMPUPRINT, INC.

Dated: May 17, 2006                  By:  /s/ Roman Rozenberg
                                        -------------------------
                                        Roman Rozenberg
                                        Chief Executive Officer

Dated: May 17, 2006                  By:  /s/ Dan Brecher
                                        -------------------------
                                        Dan Brecher
                                        Treasurer (Principal Financial Officer)

