Form 10QSB/A
period 2006-03-31
COMPUPRINT INC
filed 2006-06-15
CIK 1084828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                                INTRODUCTORY NOTE

This Amendment No.1 on Form 10-QSB/A (the "Form 10-QSB/A") to our previously filed Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, filed on May 18, 2006 (the "Original Report"), is being filed to include comparable financial information for the interim period ended March 31, 2006.

This Form 10-QSB/A amends the Original Report by amending: (i) Item 1 of Part I;
(ii) Item 2 of Part I; and (iii) Item 6 of Part II.

Except as discussed above, we have not modified or updated disclosures presented in the Original Report. Accordingly, this Form 10-QSB/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events.


                                COMPUPRINT, INC.

                                  FORM 10-QSB/A

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                    3

         Consolidated Statements of Operations
           For the Three Months Ended March 31, 2006 and 2005 (Unaudited)     3

         Consolidated Balance Sheets
           As of March 31, 2006 (Unaudited) and December 31, 2005             4

         Consolidated Statements of Cash Flows
           For the Three Months Ended March 31, 2006 and 2005 (Unaudited)     5

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Plan of Operations          23

Item 3.  Controls and Procedures                                             31

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         32

Item 5.  Other Information                                                   33

Item 6.  Exhibits                                                            38

Signatures                                                                   39

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 2006    March 31, 2005
                                               --------------    --------------

REVENUES                                       $      260,000    $      100,000

COST OF REVENUES                                       49,000            70,000
                                               --------------    --------------

GROSS PROFIT                                          211,000            30,000

OPERATING EXPENSES                                 (1,398,429)         (201,414)
                                               --------------    --------------

OPERATING LOSS BEFORE
  OTHER  INCOME (EXPENSE),
  PROVISION FOR INCOME TAXES
  AND NONCONTROLLING INTEREST                      (1,187,429)         (171,414)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                                     (123,125)               --
INTEREST INCOME                                         5,793                --
                                               --------------    --------------
      NET INTEREST EXPENSE                           (117,332)               --
                                               --------------    --------------

LOSS BEFORE PROVISION FOR INCOME
TAXES AND NONCONTROLLING INTEREST                  (1,304,761)         (171,414)

PROVISION FOR INCOME TAXES (Note 9)                        --                --
NONCONTROLLING INTEREST                                 2,932                --
                                               --------------    --------------

NET LOSS                                       $   (1,301,829)   $     (171,414)
                                               ==============    ==============

NET LOSS PER COMMON SHARE-
  BASIC AND DILUTED                            $        (0.03)   $        (0.02)
                                               ==============    ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING - BASIC
  AND DILUTED                                      43,008,338        10,000,000
                                               ==============    ==============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        2006              2005
                                                                   --------------    --------------
                                                                     (Unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

CASH                                                               $    1,091,932    $    2,300,925
RESTRICTED CASH                                                                --           800,000
DEFERRED COSTS (Note 2)                                                        --            49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  94,217            96,621
                                                                   --------------    --------------

         TOTAL CURRENT ASSETS                                           1,186,149         3,246,546

OTHER ASSETS

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)             3,707,616         1,663,999
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)          205,799           129,651
OTHER ASSETS                                                               41,057            36,955
                                                                   --------------    --------------

         TOTAL ASSETS                                              $    5,140,621    $    5,077,151
                                                                   ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                              $      383,418    $      659,316

DEFERRED REVENUE                                                               --           260,000
                                                                   --------------    --------------

         TOTAL CURRENT LIABILITIES                                        383,418           919,316

CONVERTIBLE DEBENTURES PAYABLE ($3,000,000 NET OF UNAMORTIZED
  DISCOUNT OF $539,916 and $617,772) (Note 8)                           2,460,084         2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                                123,082            78,082
                                                                   --------------    --------------

         TOTAL LIABILITIES                                              2,966,584         3,379,626
                                                                   --------------    --------------

COMMITMENT AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY
--------------------

PREFERRED STOCK; $.0001 PAR VALUE, 1,000,000 SHARES
  AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK; $.0001 PAR VALUE
  SHARES AUTHORIZED: 100,000,000
  SHARES ISSUED AND OUTSTANDING: 43,008,338                                 4,301             4,301
ADDITIONAL PAID IN CAPITAL                                              6,412,937         6,406,187
STOCK OPTIONS OUTSTANDING (Note 5)                                      1,332,500                --
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                             (105,217)         (272,933)
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                               (999,375)               --
NONCONTROLLING INTEREST                                                 1,270,750                --
ACCUMULATED DEFICIT                                                    (5,741,859)       (4,440,030)
                                                                   --------------    --------------

TOTAL SHAREHOLDERS' EQUITY                                              2,174,037         1,697,525
                                                                   --------------    --------------

TOTAL LIABILITIES,AND SHAREHOLDERS' EQUITY                         $    5,140,621    $    5,077,151
                                                                   ==============    ==============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                March 31, 2006    March 31, 2005
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                         (1,301,829)         (171,414)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
     IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            DEPRECIATION                                                 1,835               151
            AMORTIZATION OF FINANCING COSTS                              6,938                --
            ACCRETION ON CONVERTIBLE DEBENTURES                         77,856                --
            AMORTIZATION OF CONSULTING FEES                            174,466                --
            AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)          333,125                --
            NONCONTROLLING INTEREST                                     (2,932)               --
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                RESTRICTED CASH                                        800,000                --
                ACCOUNTS RECEIVABLE                                         --          (250,506)
                OFFICE EQUIPMENT                                            --            (3,969)
                DEFERRED COSTS                                          49,000          (171,322)
                PREPAID EXPENSES AND OTHER CURRENT ASSETS                2,404           (33,133)
                OTHER  ASSETS                                          (11,040)               --
            INCREASE (DECREASE) IN LIABILITIES:
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 (275,898)          263,272
                DEFERRED REVENUE                                      (260,000)          345,250
                TAXES PAYABLE                                               --            44,434
                                                                --------------    --------------
                ACCRUED INTEREST ON CONVERTIBLE DEBENTURES              45,000                --
                                                                --------------    --------------
         NET CASH (USED IN) OPERATING ACTIVITIES                      (361,075)           22,763
                                                                --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            ACQUISITION OF OIL AND GAS PROPERTIES                   (2,043,617)               --
            PURCHASES OF PROPERTY AND EQUIPMENT                        (77,983)               --
                                                                --------------    --------------

         NET CASH (USED IN) INVESTING ACTIVITIES                    (2,121,600)               --
                                                                --------------    --------------

NET CASH FROM FINANCING ACTIVITIES:
            PROCEEDS FROM NONCONTROLLING INTEREST
              IN LIMITED PARTNERSHIP                                 1,273,682                --
                                                                --------------    --------------
         ISSUANCE OF COMMON STOCK                                           --             4,000
                                                                --------------    --------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,273,682             4,000
                                                                --------------    --------------

NET CHANGE IN CASH                                                  (1,208,993)           26,763

CASH - BEGINNING OF PERIOD                                           2,300,925                --
                                                                --------------    --------------

CASH - END OF PERIOD                                            $    1,091,932    $       26,763
                                                                ==============    ==============

(Continued on next page)

                        COMPUPRINT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                March 31, 2006    March 31, 2005
                                                                --------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
         Cash paid during the period for:
            Interest                                            $           --    $           --
            Income taxes                                        $           --    $           --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES :

         Value of stock options  issued to consultant for
         services to be provided to the Company                 $        6,750    $           --
                                                                ==============    ==============

         Value of stock options issued to employees for
         services to be provided to the Company                 $    1,332,500    $           --
                                                                ==============    ==============

See notes to consolidated financial statements.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    ORGANIZATION AND BASIS OF PRESENTATION
      --------------------------------------

      The consolidated balance sheet of CompuPrint, Inc. ("CompuPrint"), a North Carolina corporation, and Subsidiaries (identified below) (collectively, the "Company") as of March 31, 2006, and the related statements of operations and cash flows for the three months ended March 31, 2006 and 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006 with the Commission. The results presented for the three months ended March 31, 2005 are those of the accounting acquirer, Terra Insight Corporation. (See Note 3).

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
      ------------------------------------------

      Stock Options
      -------------

      As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that do not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 5). Effective for the first quarter of 2006, the Company adopted SFAS No. 123(R). (See Note 5). As a result of adopting SFAS No. 123(R), compensation expense related to the amortization of deferred compensation (consultants) and deferred compensation (employees) amounted to $174,466 and $333,125, respectively, for the three months ended March 31, 2006. (See Note 5).

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

                                                 At March 31, 2006
                                          --------------------------------
                                                               Weighted
                                            Number of          Average
                                             Options        Exercise Price
                                          --------------    --------------

         Outstanding, December 31, 2005        7,013,333    $         0.51
            Granted                              415,000              0.89
            Exercised                                 --                --
            Cancelled/forfeited                       --                --
                                          --------------    --------------

         Outstanding, March 31, 2006           7,428,333    $         0.56
                                          ==============    ==============

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.    STOCK BASED COMPENSATION (CONTINUED)
      ------------------------

                                                              At March 31, 2006
                          --------------------------------------------------------------------------------------------
                                                Outstanding                                     Exercisable
                          ------------------------------------------------------      --------------------------------
                                                 Weighted
                                                  Average            Weighted                              Weighted
                                                 Remaining            Average                               Average
     Range of               Number of            Years of            Exercise           Number of          Exercise
  Exercise Prices            Options         Contractual Life          Price             Options             Price
--------------------      -------------      ----------------      -------------      -------------      -------------
       $0.32                 3,100,000              3.8                 $0.32                  --               --
       $0.50                 2,265,000              4.7                 $0.50             577,500            $0.50
       $0.80                 1,163,333              4.2                 $0.80           1,163,333            $0.80
       $0.90                   400,000              5.0                 $0.90             100,000            $0.90
       $1.00                   500,000              4.2                 $1.00             500,000            $1.00
                          -------------      ----------------      -------------      -------------      -------------

                             7,428,333              4.2                 $0.56           2,340,833            $0.77
                          =============      ================      =============      =============      =============

      OPTIONS GRANTED TO EMPLOYEES. During the first three months of 2006, the Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock which are exercisable over a period of 5 years at an exercise price of $0.90 per share. The stock options are to vest over one year in increments of 25% per fiscal quarter.

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

      CONSULTANTS. On June 30, 2005, the Company granted stock options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. The value of the options will be recognized as consulting expense over the one year term of the agreement on a straight-line basis.

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

      SALE OF INTEREST IN DAVIDSON LEASEHOLD TRANSACTION. In January 2006, to finance its obligations under the Farmout Agreement, TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the Limited Partnership Agreement, Enficon is responsible for $1,133,720, which is 80% of the budgeted costs ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra's oil and gas consultant, legal costs, title review fees, the costs of the Company's technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

      Until the budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.    OIL AND GAS PROPERTIES (CONTINUED)
--    ----------------------

      MODIFICATION OF DAVIDSON LEASEHOLD TRANSACTION. On March 22, 2006, the Farmout Agreement was modified. In the modification, TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or 8,000 feet and as consideration, Davidson and Johnson Children's Trust reduced their working interests in the third and fourth wells from 50% to 25% should they choose to participate.

      DRILLING ACTIVITY ON DAVIDSON LEASEHOLD. TexTerra hired a driller in January 2006 and has drilled its first well on the Davidson Leasehold. TexTerra is in the process of completing the well.

      TIERRA NEVADA EXPLORATION PARTNERS, LP.
      ---------------------------------------

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

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.    PROPERTY AND EQUIPMENT
      ----------------------

      Property and equipment are stated at cost at March 31, 2006 and consist of the following:

                                                Estimated
                                                 Useful
                                              Lives - Years          Amount
                                           -----------------------------------

            Computer Equipment                      5              $  80,864
            Office Equipment                        5                 14,811
            Transportation Equipment                5                 85,750
            Furniture & Fixtures                    7                 34,395
                                                                 -------------
                                                                     215,820
            Less accumulated depreciation                            (10,021)
                                                                 -------------
                                                                   $ 205,799
                                                                 =============

      Depreciation expense for the three months ended March 31, 2006 was $1,835.

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

      There is no market for the convertible debentures of the Company. As a result, the current fair value of the convertible debenture, which management believes approximates carrying value is based on management's estimate as to the fair value of such instrument given the Company's cash flows, its credit status and its discussions with potential investors.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


10.   RELATED PARTY TRANSACTIONS (CONTINUED)
      --------------------------

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

      LEGAL SERVICES. The Company paid or accrued legal fees for the three month period ended March 31, 2006 and for the year ended December 31, 2005 of approximately $264,000 and $672,000, respectively, to a law firm the proprietor of which is an attorney who is a director, officer, and shareholder of the Company.

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

      OPERATING LEASES. Effective December 5, 2005, the Company entered into a two year lease for office space on 57th Street in Manhattan, New York at a monthly rent of $4,600. The lease expires in 2007. Minimum rent under the lease is as follows:

                                 Year
                                 Ended
                                 December 31,      Amount
                                 ------------     ---------
                                 2006             $  55,200
                                 2007                50,700
                                                  ---------
                                                  $ 105,900
                                                  ---------

      Effective January 1, 2006, the Company entered into a one year lease for an apartment in Moscow at a monthly rent of $5,000. (See Note 10). Minimum rent under the lease for 2006 is $60,000.

                        COMPUPRINT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

      EXPLORATION AGREEMENT WITH CALIK

      On April 11, 2006, the Company entered into an Exploration Agreement with Calyk Enerji Sanayi ve Ticaret A.<222>., a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. Pursuant to the agreement, the Company will provide certain services to identify hydrocarbon exploration targets. The Company is to receive a 20% working interest in the project.

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

Oil and Gas Properties
----------------------

For oil and gas properties, costs associated with lease acquisitions and land costs have been capitalized. Such unproven properties are valued at the lower of cost or fair value. While TexTerra has drilled its first well, exploration for and development of oil and gas reserves has not commenced as of March 31, 2006.

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

Capitalized costs of proved reserves are amortized by the unit-of-production method so that each unit is assigned a pro-rata portion of unamortized costs. No drilling has yet commenced on the Company's properties and no costs have been amortized. The Company anticipates that it will commence amortizing costs of oil and gas properties during the second calendar quarter 2006.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2006 AND 2005

Our results of operations for the three months ended March 31, 2006 and 2005 are discussed below.

THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO
THREE MONTH PERIOD ENDED MARCH 31, 2006

Revenues
--------

Revenues from services for the three months ended March 31, 2006 and March 31, 2005 were $260,000 and $100,000, respectively. The first quarter 2006 and first quarter 2005 revenues were each derived from sales to one customer and related to our mapping and surveying services. This sale was made to a customer that was identified during our prior calendar year and the bulk of the services to such client were delivered in 2005.

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

Cost of Revenues
----------------

The costs associated with our revenue were $49,000 for the three months ended March 31, 2006 and $70,000 for the three months ended March 31, 2006. As a percentage of net revenues, cost of revenues for the three months ended March 31, 2006 were approximately 18.8% versus 70% for the three months ended March 31, 2005. The Company does not believe the costs incurred during the three months ended March 31, 2006 are, on a percentage basis, indicative of the costs of future revenue as the Company received cost concessions in connection with rendering such services. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The Company anticipates that its costs of revenue will be approximately 60% of such revenue.

Operating Expenses
------------------

Operating expenses for the three months ended March 31, 2006 and March 31, 2005 were $1,398,429 and $201,414, respectively. Operating expenses as a percentage of net revenues for the three months ended March 31, 2006 and March 31, 2005 were approximately 540% and 172%, respectively. Operating expenses for the three months ended March 31, 2006 consisted primarily of professional fees of $511,818, management and employee salaries and benefits of $279,695, stock option expense (to employees) of $333,125, and travel related expenses of $86,214. Operating expenses for the three months ended March 31, 2005 consisted primarily of officers salaries ($105,000), travel and entertainment ($40,333), and legal fees ($16,554).

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

Interest Expense
----------------

For the three months ended March 31, 2006, we accrued $123,125 in interest on the outstanding amount of the debentures. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in 2005. Because the conversion price of the debentures was less than the closing trading price of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued to be $750,000. The discount amount of $750,000 is being amortized as a component of interest expense over the redemption period. There was no interest expense for the three months ended March 31, 2005.

Net Loss
--------

The net loss for the three months ended March 31, 2006 and March 31, 2005 was $1,301,829 and $171,414, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock and convertible debentures to private investors. As of March 31, 2006 and March 31, 2005, we had cash on hand of and $1,091,932 and $26,763, respectively.

Operating Activities
--------------------

For the three months ended March 31, 2006, cash flows from operating activities resulted in deficit cash flows of $361,075 primarily due to a net loss of $1,301,829, plus non-cash charges of $591,288, and adjustments for an decrease in deferred costs of $49,000, a decrease in restricted cash of $800,000, an increase in prepaid expenses of $2,404 and a decrease in other assets of $11,040, a decrease in accounts payable and accrued expenses of $275,898, a decrease in deferred revenues of $260,000, an increase in accrued interest on convertible debentures of $45,000, and a loss attributable to a noncontrolling interest of $2,932. For the three months ended March 31, 2005, cash flow from operations activities resulted in deficit cash flows of $22,763 primarily due to a loss of $171,414 and adjustments for an increase in accounts receivable ($250,506), an increase in deferred costs ($171,322), an increase in accounts payable and accrued expenses ($263,272) and an increase in deferred revenue ($345,250).

Investing Activities
--------------------

Cash used by investing activities was $2,121,600 for the three months ended March 31, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada in the amount of $2,043,617, which have been capitalized, $77,983 for purchases of property and computer equipment. There was no investing activity during the three months ended March 31, 2005.

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

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit
Number         Description of Exhibit
------         ----------------------

10.1 Farmout Agreement between Davidson Energy, L.L.C., Johnson Children's Trust No. 1, and TexTerra Exploration Partners LP, dated January 10, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 3, 2006)
10.2 Limited Partnership Agreement of TexTerra Exploration Partners, LP, dated as of January 22, 2006 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on February 3, 2006)
10.3 Form of Option Agreement with Norman Sheresky, dated March 7, 2006 (Incorporated by reference to Exhibit 10.37 of Form SB-2/A, filed on May 1, 2006)
10.4 Form of Grant Award of Nonincentive Options to Employees issued pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.38 of Form SB-2/A, filed on May 1, 2006)
10.5 Modification No. 1, dated March 22, 2006, to Farmout Agreement between Davidson Energy, L.L.C., Johnson Children's Trust No. 1, and TexTerra Exploration Partners LP (Incorporated by reference to Exhibit 10.39 of Form SB-2/A, filed on May 1, 2006)
10.6 Protocol Agreement with Kiev Investment Group, dated April 5, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 12, 2006)
10.7 Form of Debenture issued pursuant to Protocol Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 12, 2006)
10.8 Exploration Agreement with Calik Enerji Sanayi ve Ticaret, dated April 11, 2006 (Incorporated by reference to Exhibit 10.42 of Form SB-2/A, filed on May 1, 2006)
10.9 Second Amendment to Consultant Agreement, dated April 15, 2006 (Incorporated by reference to Exhibit 10.9 of Form 10-QSB, filed on May 18, 2006)
11* Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 - Financial Statements, contained in this Form 10-QSB.
31.1* Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2* Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1* Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2* Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

------------
*  Filed herewith.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMPUPRINT, INC.


Dated: June 14, 2006                 By: /s/ Roman Rozenberg
                                         ---------------------------
                                         Roman Rozenberg
                                         Chief Executive Officer


Dated: June 14, 2006                 By: /s/ Dan Brecher
                                         ---------------------------
                                         Dan Brecher
                                         Treasurer (Principal Financial Officer)