Form 10QSB
period 2006-06-30
COMPUPRINT INC
filed 2006-08-21
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

        (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________.

Commission file number: 333-90272

COMPUPRINT, INC.
(Exact name of registrant as specified in its charter)

NORTH CAROLINA (State or other jurisdiction of incorporation or organization)	56-1940918 (I.R.S. Employer Identification No.)

99 Park Avenue, 16th Floor, New York, NY 10016
(Address of principal executive offices)

(212) 286-9197
(Issuer's telephone number)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 14, 2006, the issuer had 43,008,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMPUPRINT, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

COMPUPRINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                         Three Months    Three Months      Six Months      Six Months
                                             Ended           Ended           Ended           Ended
                                         June 30, 2006   June 30, 2005   June 30, 2006   June 30, 2005
                                         ------------    ------------    ------------    ------------

REVENUES                                 $       --      $       --      $    260,000    $    100,000

COST OF REVENUES                                 --              --            49,000          70,000
                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                     --              --           211,000          30,000

OPERATING EXPENSES                          1,759,999         371,654       3,158,428         573,068
                                         ------------    ------------    ------------    ------------

OPERATING LOSS BEFORE
  OTHER  INCOME (EXPENSE),
   PROVISION FOR INCOME TAXES
   AND NONCONTROLLING INTEREST             (1,759,999)       (371,654)     (2,947,428)       (543,068)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                             (171,299)           --          (294,424)           --
INTEREST INCOME                                 3,885            --             9,678            --
                                         ------------    ------------    ------------    ------------
      NET INTEREST EXPENSE                   (167,414)       (284,746)           --
                                         ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME
TAXES AND NONCONTROLLING INTEREST          (1,927,413)       (371,654)     (3,232,174)       (543,068)

PROVISION FOR INCOME TAXES (Note 9)              --              --              --              --
NONCONTROLLING INTEREST                        12,223            --            15,155            --
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $ (1,915,190)   $   (371,654)   $ (3,217,019)   $   (543,068)
                                         ============    ============    ============    ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                     $      (0.04)   $      (0.02)   $      (0.08)   $      (0.04)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                          43,008,338      21,584,205      43,008,338      12,787,114
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

COMPUPRINT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                       June 30,     December 31,
                                                                         2006           2005
                                                                     -----------    -----------
                                       ASSETS                        (Unaudited)
                                       ------

CURRENT ASSETS
--------------

CASH                                                                 $ 2,236,922    $ 2,300,925
RESTRICTED CASH                                                             --          800,000
DEFERRED COSTS  (Note 2)                                                    --           49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 62,921         96,621
                                                                     -----------    -----------

         TOTAL CURRENT ASSETS                                          2,299,843      3,246,546

OTHER ASSETS
------------

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)            4,605,760      1,663,999
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)         208,436        129,651
OTHER ASSETS                                                              62,955         36,955
                                                                     -----------    -----------

         TOTAL ASSETS                                                $ 7,176,994    $ 5,077,151
                                                                     ===========    ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                $   614,490    $   659,316

DEFERRED REVENUE                                                          20,000        260,000
                                                                     -----------    -----------

         TOTAL CURRENT LIABILITIES                                       634,490        919,316

CONVERTIBLE DEBENTURES PAYABLE ($5,000,000 NET OF
   UNAMORTIZED DISCOUNT OF $929,378 AT JUNE 30, 2006 AND NET OF
   $539,916 OF UNAMORTIZED DISCOUNT AT DECEMBER 31, 2005 (NOTE 8)      4,070,621      2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                               183,804         78,082
                                                                     -----------    -----------

         TOTAL LIABILITIES                                             4,888,915      3,379,626
                                                                     -----------    -----------

COMMITMENT AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY
--------------------

PREFERRED STOCK; $.0001 PAR VALUE, 1,000,000 SHARES
   AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 100,000,000
   SHARES ISSUED AND OUTSTANDING: 43,008,338                               4,301          4,301
ADDITIONAL PAID IN CAPITAL                                             6,912,937      6,406,187
STOCK OPTIONS OUTSTANDING (Note 5)                                     1,428,950           --
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                                --         (272,933)
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                              (738,587)          --
NONCONTROLLING INTEREST                                                 2,337527           --
ACCUMULATED DEFICIT                                                   (7,657,049)    (4,440,030)
                                                                     -----------    -----------

TOTAL SHAREHOLDERS' EQUITY                                             2,288,079      1,697,525
                                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 7,176,994    $ 5,077,151
                                                                     ===========    ===========

See notes to consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 Six Months Ended
                                                                           June 30, 2006  June 30, 2005
                                                                            -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                 $(3,217,019)   $  (543,068)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
      IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            DEPRECIATION                                                         11,950            920
            AMORTIZATION OF FINANCING COSTS                                       2,774           --
            ACCRETION ON CONVERTIBLE DEBENTURES                                 188,394           --
            AMORTIZATION OF CONSULTING FEES                                     279,682           --
            AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)                   690,363           --
             WRITE OFF OF OIL AND GAS PROPERTIES                                145,435           --
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                RESTRICTED CASH                                                 800,000           --
                ACCOUNTS RECEIVABLE                                                --          (85,950)
                OFFICE EQUIPMENT                                                   --             --
                DEFERRED COSTS                                                   49,000       (217,780)
                PREPAID EXPENSES AND OTHER CURRENT ASSETS                        33,700       (123,747)
                OTHER  ASSETS                                                   (28,774)          --
            INCREASE (DECREASE) IN LIABILITIES:
                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                          (44,826)       370,168
                 DEFERRED REVENUE                                              (240,000)       515,150
                 ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                     105,722           --
                                                                            -----------    -----------
      NET CASH (USED IN) OPERATING ACTIVITIES                                (1,223,599)       (84,307)
                                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITION OF OIL AND GAS PROPERTIES                             (3,087,196)          --
           PURCHASES OF PROPERTY AND EQUIPMENT                                  (90,735)       (33,137)
                                                                            -----------    -----------
      NET CASH (USED IN) INVESTING ACTIVITIES                                (3,177,931)       (33,137)
                                                                            -----------    -----------

NET CASH FROM FINANCING ACTIVITIES:
           ISSUANCE OF CONVERTIBLE DEBENTURES                                 2,000,000           --
           PROCEEDS FROM NONCONTROLLING INTEREST
               IN LIMITED PARTNERSHIP                                         2,337,527           --
           ISSUANCE OF COMMON STOCK                                                --        1,508,206
                                                                            -----------    -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,337,527      1,508,206
                                                                            -----------    -----------

NET CHANGE IN CASH                                                              (64,003)     1,390,762

CASH - BEGINNING OF PERIOD                                                  $ 2,300,925           --
                                                                            -----------    -----------

CASH - END OF PERIOD                                                        $ 2,236,922    $ 1,390,762
                                                                            ===========    ===========

(Continued on next page)

COMPUPRINT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(UNAUDITED)

                                                                                   Six Months Ended
                                                                             June 30, 2006   June 30, 2005
                                                                              --------------   --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
            Interest                                                          $         --     $   --
            Income taxes                                                      $         --     $   --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES :

         Advances from shareholder ($408,840) and other liabilities net ($6,592) applied to additional paid-in capital in connection
         with  the reverse merger                                             $         --     $415,432
                                                                              ==============   ========

         Value of stock options granted to employees for
         services to be provided to the Company                               $      416,450       --
                                                                              ==============   ========

         Value of stock options granted to consultant for
         services to be provided to the Company                               $        6,750   $   --
                                                                              ==============   ========

See notes to consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of CompuPrint, Inc. (“CompuPrint”), a North Carolina corporation, and Subsidiaries (identified below) (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated December 31, 2005, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006 with the Commission. The results presented for the six months ended June 30, 2005 are those of the accounting acquirer, Terra Insight Corporation. (See Note 3).

Basis of Consolidation

The consolidated financial statements include the accounts of CompuPrint and its wholly owned entities, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Tierra Nevada Exploration Partners, LP, New Found Oil Partners, LP, and TexTerra Exploration Partners, LP. NamTerra Mineral Resources (Proprietary) Limited is 95% owned by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Principal Business Activity

The Company, through its wholly owned subsidiary Terra Insight Corporation (“Terra”), a Delaware corporation formed January 7, 2005, provides mapping, surveying and analytical services to exploration, drilling and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship (see below) and (2) joint ventures in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects. The services are provided through a services arrangement whereby the Company outsources the mapping, surveying and analytical services to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related entity controlled by the majority shareholder of the Company.

On July 6, 2005, the Company formed an entity named Tierra Nevada Exploration Partners, LP (“Tierra”), a Delaware limited partnership, in furtherance of an exploration agreement which was being negotiated with Enficon Establishment (“Enficon”), a Liechtenstein company. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), is the general partner of Tierra with an initial 100% interest. As of June 30, 2006, the Company has advanced $2.5 million into the limited partnership in furtherance of the exploration project. On April 14, 2006, KIG invested $1million into Tierra. On April 6, 2006, Kiev Investment Group (“KIG”), an affiliate of Enficon, also agreed to fund certain Tierra projects. Such funding and other funding provided by KIG would dilute Terra’s interest in Tierra. The status of such funding is discussed further in the “Subsequent Events” note below.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP (“TexTerra”) a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of this new entity with an initial 100% interest. TexTerra has commenced drilling its first well and is in the process of completing such well. Enficon has provided equity funding covering 80% of the costs and is entitled to 80% of the cash distributed, until it receives back its capital contribution. Further, Enficon is entitled to 65% of the profits, as defined, on the initial well. (See Note 6). Enficon’s funding of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated balance sheet. Enficon’s share of the income (loss) of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated statements of operations.

On July 12, 2005, the Company formed an entity named New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company’s wholly-owned subsidiary, TRI, is the general partner of this new entity with an initial 100% interest.

On January 17, 2006, the Company acquired through TRI a 95% interest in NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), a Namibia company. As of June 30, 2006, NamTerra was awarded 5 licenses by Namibia to explore for diamonds. NamTerra has not commenced any exploration activities.

On March 20, 2006, the Company formed an entity named Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through June 30, 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenue is recognized when the survey is delivered to the customer and collectibility of the fee is reasonably assured. Amounts received in advance of performance and/or completion of such services are recorded as deferred revenue.

Deferred Costs

Deferred costs represent costs incurred in connection with mapping services yet to be completed.

Accounts Receivable

Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers. It is the Company’s policy to regularly review accounts receivable for specific accounts past due and set up an allowance when collection is uncertain.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Credit Risk

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

Significant Customers

The Company derived all of its revenue for the period ended June 30, 2006 from one customer. The Company has adopted a business model which places emphasis on seeking joint venture and similar relationships with third parties to map and explore for mineral and oil and gas deposits.

Oil and Gas Properties, Unproved, Full Cost Method

The Company uses the “full cost” method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. As of June 30, 2006 and December 31, 2005, the Company has capitalized lease acquisition and land costs related to oil and gas properties TexTerra has commenced drilling its first well and is in the process of completing and evaluating the success of such well.

During the three months ended June 30, 2006, the Company wrote off approximately $145,000 of preliminary assessment costs relating to Tunisia as the licenses for such project were not obtained.

During the three months ending June 30, 2006, TexTerra purchased a 2.5% working interest in a property in Deweyville, Texas, and Tierra Nevada commenced the drilling of a well on land previously leased in Nevada from the Bureau of Land Management, Department of the Interior.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized. In addition, the capitalized costs are subject to a “ceiling test” which basically limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, based on current economic and operational conditions, plus the lower of cost or estimated fair value of unproved properties.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs to the full cost pool with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case, a gain or loss is recognized.

Noncontrolling Interest

The financing received by TexTerra and Tierra Nevada from Enficon Establishment is shown as a “Noncontrolling Interest” in the accompanying consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Property, Equipment and Depreciation

Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See Note 7).

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the provisions of this Statement, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization of the deferred tax assets exists. (See Note 9).

Stock Options

Prior to 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 5). Effective for the first quarter of 2006, the Company adopted SFAS No. 123(R). As a result of adopting SFAS No. 123(R), compensation expense related to the amortization of deferred compensation (consultants) and deferred compensation (employees) amounted to $105,217 and $357,238, for the three months ended June 30, 2006 and June 30, 2005, $279,682 and $690,363 for the six months ended June 30, 2006, respectively. (See Note 5).

Convertible Debentures

In June and September 2005, the Company sold an aggregate of $3,000,000 of 6% convertible debentures which contained a beneficial conversion feature. In April and June 2006, the Company sold $1,000,000 of 6% convertible debenture and $1,000,000 of 7% convertible debentures, both of which contained a beneficial conversion feature. In accordance with Emerging Issues Task Force (“EITF”) Issues 98-5 and 00-27, since the conversion price of the debentures was less than the closing trading prices of the Company’s shares on the commitment date, the embedded beneficial conversion feature is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature.

Segments

The Company follows FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information”. SFAS No. 131 requires that a business enterprise report a measure of segment profit or loss and certain specific revenue and expense items. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and six month periods ended June 30, 2006, the effect of stock options has been excluded from the dilutive calculation as the impact of the stock options would be anti-dilutive.

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

Reverse Merger

On May 19, 2005, CompuPrint, which was inactive at the time, entered into an agreement and plan of reorganization (the “Agreement”) with Terra Insight Corporation (“Terra”). Pursuant to the Agreement, CompuPrint acquired Terra through an exchange of 35,029,980 post-split shares of its common stock for all of the outstanding shares of Terra’s common stock. The shares issued by CompuPrint to Terra’s shareholders constitute approximately 85% of CompuPrint’s common shares outstanding as of May 19, 2005. A “reverse merger” transaction resulted because the shareholders of Terra became the controlling shareholders of CompuPrint. The reverse merger was accounted for as a recapitalization. It is anticipated that CompuPrint will change its name to Terra Insight Corporation.

In connection with the reverse merger, CompuPrint entered into a Split-Off Agreement with David Allison, CompuPrint’s former sole officer and director and its former controlling shareholder. Pursuant to the split off, CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for 100% of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, CompuPrint transferred 100% of the equity of CompuPrint Ventures, Inc. to Mr. Allison in exchange for 13,086,360 post-split shares (see below) of CompuPrint’s common stock that he held, which were then cancelled.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	REVERSE MERGER AND STOCK SPLIT (CONTINUED)

Stock Split

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

Sale of Common Stock to Accredited Investors

On May 19, 2005, the Company sold 2,411,138 shares of common stock to two accredited investors for gross proceeds of $1,750,000. In connection with the sale of securities, the Company granted the investors certain registration rights, agreeing to file a registration statement for the resale of restricted shares that were sold. That registration statement was declared effective by the Securities Exchange Commission on July 12, 2006. The proceeds from the sale of securities were used for working capital purposes.

Sale of Common Stock to Belhasa International Co. LLC

On December 12, 2005, the Company entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of 1,000,000 shares of the Company’s common stock. The shares of common stock came with a package of warrants which allowed Belhasa to purchase additional shares of common stock at prices ranging from $1.15 to $1.50 per share depending on which options were exercised, whether certain conditions were met and/or the time at which they were exercised. The warrants expired during the three months ended June 30, 2006 unexercised. The Company applied the proceeds of $1,000,000 from the sale of the shares of common stock to its working capital.

Sale of Common Stock to Esterna Limited

On December 29, 2005, the Company entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited liability company, for the sale of 500,000 shares of the Company’s common stock at $1 per share yielding proceeds of $500,000.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK BASED COMPENSATION

On December 29, 2005, the Company’s Board of Directors adopted the “CompuPrint, Inc. 2005 Stock Incentive Plan” (the “Plan”). The Plan has not yet been submitted for shareholder approval. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of the Company, and to align employee interests with those of the Company’s shareholders. The Plan is to be administered by the Board of Directors.

In accordance with SFAS 123(R), the Company has accounted for its employee stock options and other stock options issued to outside consultants under the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

                                    March 31, 2006       June 30, 2006
                                    --------------       -------------
             Risk-free rate            4.33%                4.79%
             Dividend yield            0.00%                0.00%
             Volatility factor         2.58                 4.77
             Average life              5 years              5 years
The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Compensation expense related to the amortization of deferred compensation (consultants) and deferred compensation (employees) amounted to $105,217 and $357,238, for the three months ended June 30, 2006, respectively, and $279,683 and $690,363 for the six months ended June 30, 2006, respectively.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize information about the stock option transactions.

                                                                              At June 30, 2006
                                                                    -------------- ---- -----------------
                                                                                            Weighted
                                                                      Number of             Average
                                                                       Options           Exercise Price
                                                                    --------------      -----------------

             Outstanding, December 31, 2005                             7,013,333                  $0.51
             Changes during Six Months ended June 30,2006
                Granted                                                   500,000                   1.09
                Exercised                                                      --                     --
                Cancelled/forfeited                                            --                     --
                                                                    --------------      -----------------

             Outstanding, June 30, 2006                                 7,513,333                  $0.54
                                                                    ==============      =================

                                                              At June 30, 2006
                             ------------------------------------------------------------------------
                                              Outstanding                          Exercisable
                             --------------------------------------------    ------------------------

                                               Weighted
                                                Average          Weighted                   Weighted
                                               Remaining          Average                    Average
          Range of            Number of         Years of         Exercise    Number of      Exercise
       Exercise Prices         Options      Contractual Life       Price      Options         Price
       ---------------       -----------    ----------------     --------    ----------     ---------

            $0.32              3,100,000          3.5               $0.32          --           --
            $0.50              2,265,000          4.5               $0.50     1,140,000         $0.50
            $0.80              1,163,333          4.0               $0.80     1,163,333         $0.80
            $0.90                400,000          4.7               $0.90       200,000         $0.90
            $1.00                500,000          4.0               $1.00       500,000         $1.00
            $1.07                 35,000          4.8               $1.07         8,750         $1.07
            $1.38                 50,000          4.8               $1.38        12,500         $1.38
                             -----------    ----------------     --------    ----------     ---------

                               7,513,333          4.0               $0.54     3,024,583         $0.73
                             ===========    ================     ========    ==========     =========

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

(a) Options Granted to Employees

During the three months ended June 30, 2006, the Company granted stock options to employees to purchase up to an aggregate of 85,000 shares of common stock, of which 35,000 stock options are exercisable at $1.07 per share and 50,000 stock options are exercisable at $1.38 per share. The options are exercisable over a period of 5 years and vest over one year in increments of 25% per fiscal quarter.

During the three months ended March 31, 2006, the Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock which are exercisable over a period of 5 years at an exercise price of $0.90 per share. The stock options are to vest over one year in increments of 25% per fiscal quarter.

In May 2005, 3,100,000 stock options were granted to employees at the Company. The stock options are exercisable at $0.32 per share and vest only upon the Company achieving certain profitability levels, as defined. At June 30, 2006, these profitability levels have not been reached and these options remain unvested.

In the three months ended June 30, 2005, an aggregate of 1,163,000 stock options were granted to employees of the Company, of which 663,333 stock options are exercisable at $0.80 per share and 500,000 stock options are exercisable at $1.00 per share. At December 31, 2005, all of these stock options had vested.

In December 2005, 2,250,000 stock options were granted to employees at the Company. These stock options are exercisable over a period of 5 years at $0.50 per share and vest 25% each quarter of 2006.

The fair value of employee stock options that will vest during 2006 and 2007 amounted to $1,428,950 at June 30, 2006. They are shown as stock options outstanding in the accompanying consolidated balance sheet. Deferred compensation (employees) is $738,587 at June 30, 2006, net of $690,363 of amortization.

(b) Consultants

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

On March 7, 2006, the Company issued to Norman Sheresky, pursuant to an oral consulting agreement for legal services, stock options to purchase 15,000 shares of the Company’s common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share. The Company recognized $6,750 in legal expenses in connection with such issuance.

Compensation expense related to the amortization of deferred compensation (consultants) amounted to $174,000 and $280,000 for the three months and six months ending June 30, 2006, respectively.

6.	OIL AND GAS PROPERTIES

TEXTERRA EXPLORATION PARTNERS, LP

Davidson Leasehold Transaction

On January 26, 2006, TexTerra Exploration Partners, LP entered into a “Farmout Agreement” with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement regards the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas. TexTerra’s leasehold interest is subject to an approximate 25% royalty interest to the assignors to Davidson and the Johnson Children’s Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children’s Trust, on the one hand, and TexTerra, on the other hand.

Davidson Energy and Johnson Children’s Trust assigned to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the Railroad Commission spacing unit). The purchase price for TexTerra’s 70% working interest is TexTerra’s agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by Davidson Energy.

After the initial well, Davidson Energy and Johnson Children’s Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout Agreement will be subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children’s Trust elect not to participate in future wells on the lease, they shall receive a 10% working interest after certain costs are recouped by TexTerra. Such interest shall occur if and when TexTerra reaches payout on the lease.

Sale of Interest in Davidson Leasehold Transaction

In January 2006, to finance its obligations under the Farmout Agreement, TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the Limited Partnership Agreement, Enficon is responsible for $1,133,720, which is 80% of the budgeted costs ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra’s oil and gas consultant, legal costs, title review fees, the costs of the Company’s technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	OIL AND GAS PROPERTIES (CONTINUED)

Until the budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation. This payout arrangement was modified by a subsequent agreement between KIG and the Company. See “Subsequent Events”.

Modification of Davidson Leasehold Transaction

On March 22, 2006, the Farmout Agreement was modified. In the modification, TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or 8,000 feet and as consideration, Davidson and Johnson Children’s Trust reduced their working interests in the third and fourth wells from 50% to 25% should they choose to participate.

Deweyville, Texas Project

In June 2006, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased the interest with the expectation of learning about the local geological conditions. TexTerra has been working with a landman to purchase leaseholds adjacent to the property.

TIERRA NEVADA EXPLORATION PARTNERS, LP

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

On December 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada’s bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. Leases from the Bureau of Land Management are issued for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The leases are effective as of January 1, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	OIL AND GAS PROPERTIES (CONTINUED)

In July 2006, the Company commenced drilling its first well on these leases. This well is referred to as the Sage well.

NAMTERRA

In January 2006, the Company was awarded five (5) leases for properties on which it intends to seek diamond deposits. The Company has not yet commenced such development efforts.

TOTAL INVESTMENT

As of June 30, 2006, the Company has invested an aggregate of $4,605,760 in land leases, consultants fees, site preparation costs and drilling costs.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at June 30, 2006 and consist of the following:

                                                               Estimated
                                                                Useful
                                                             Lives - Years      Amount
                                                             -------------     ---------

                    Computer Equipment                             5           $  86,975
                    Office Equipment                               5              17,211
                    Transportation Equipment                       5              85,750
                    Furniture & Fixtures                           7              37,595
                                                                               ---------
                                                                                 227,531
                    Less accumulated depreciation                                (19,095)
                                                                               ---------
                                                                               $ 208,436
                                                                               =========
Depreciation expense for the three months and six months ended June 30, 2006 were $10,115 and $11,951, respectively.

8.	CONVERTIBLE DEBENTURES

6% Debentures

Pursuant to a Securities Purchase Agreement entered into on June 30, 2005, as amended and supplemented by a Protocol Agreement entered into on April 6, 2006, the Company received proceeds of $2,000,000, $1,000,000, and $1,000,000 upon the issuances of 6% convertible debentures on July 5, 2005, September 8, 2005, and April 12, 2006, respectively. All of the 6% debentures mature on December 31, 2007. The holder of the debentures is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company’s common stock at $1 per share. Upon conversion, any accrued interest on the converted principal amount is forfeited. If upon election of conversion, the Company’s issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company will pay the holder cash in the amount equal to the amount elected for conversion.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	CONVERTIBLE DEBENTURES (CONTINUED)

The debentures are subject to mandatory conversion in the event that the Company’s common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

Based upon a debenture conversion price of $1 per share and a market value of the Company’s common stock of $1.25 per share on the commitment date, a “beneficial conversion feature” of the convertible debentures was recognized and valued at $1,000,000. This will accrete over the redemption period through December 31, 2007.

7% Debentures

Pursuant to a Modification to Protocol Agreement dated as of June 5, 2006, the Company received proceeds of $1,000,000 upon the issuance of 7% convertible debentures. The 7% debentures mature on December 31, 2008. The holder of the debentures is entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company’s common stock. The debentures are convertible into shares of common stock at $1.00 per share until August 15, 2006, thereafter at $1.50 per share until October 16, 2006, thereafter at $1.75 per share until January 16, 2007, and thereafter at $2 per share until maturity. Upon conversion, any accrued interest on the converted principal amount is forfeited. If upon election of conversion, the Company’s issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company will pay the holder cash in the amount equal to the amount elected for conversion.

The debentures are subject to mandatory conversion in the event that the Company’s common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

Based upon a debenture conversion price of $1 per share and a market value of the Company’s common stock of $1.25 per share on the commitment date, a “beneficial conversion feature” of the convertible debentures was recognized and valued at $250,000. This will accrete over the redemption period through December 31, 2008.

There is no market for the convertible debentures of the Company. As a result, the current fair value of the convertible debenture, which management believes approximates carrying value is based on management’s estimate as to the fair value of such instrument given the Company’s cash flows, its credit status and its discussions with potential investors.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	INCOME TAXES

The following summarizes the provision for income taxes:

                                                              At June 30, 2006
                                                              ----------------

                     Currently payable                        $           --
                     Deferred tax (benefit)                         (1,287,000)
                                                              ----------------
                     Total                                          (1,287,000)
                     Valuation allowance                             1,287,000
                                                              ----------------
                     Net provision for income taxes           $           --
                                                              ================
At June 30, 2006, the Company has an aggregate deferred tax asset of approximately $3,063,000, representing the net operating loss carry forwards which expire in 2021 through 2026. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

10.	RELATED PARTY TRANSACTIONS

Technology License Agreement

The Company licenses, under a 30-year Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain credits as specified in the Services Agreement below), payable on or before December 31 of each year.

Services Agreement

The Company entered into a Services Agreement with the Institute on January 7, 2005 for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies. Under the terms of the Services Agreement, the Institute will charge the Company not more than 40% of its published standard rates for such services subject to an annual minimum charge (see below).

The minimum annual service fees for 2005 and 2006 are $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company to the Institute pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement. For the six months ended June 30, 2006, the Company has paid the Institute service fees aggregating $256,500.

The Company may terminate the Services Agreement by giving the Institute four weeks’ prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year’s service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	RELATED PARTY TRANSACTIONS (CONTINUED)

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. The rent was $1,500 per month through November 2005, and was $2,250 per month through March 2006, and is currently at the rate of $4,500 per month. The increases in rent have been due to our occupancy of additional space.

Effective January 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow.

Legal Services

The Company paid or accrued legal fees for the three months and six months ended June 30, 2006, of approximately $264,000 and $432,000, respectively, to a law firm the proprietor of which is an attorney who is a director, officer, and shareholder of the Company. In comparison, the Company paid or accrued legal fees for the three months and six months ended June 30, 2005, of $196,000 and $359,000, respectively, to the same law firm.

11.	COMMITMENTS

Employment Agreements

On January 7, 2005, the Company entered into three, 3-year employment agreements with certain of its executives. These agreements include automatic increases if the Company achieves certain financing and revenue goals.

In connection with these employment agreements, the executives received performance-based stock options to purchase up to 3.1 million shares of the Company’s common stock at a price of $0.32 per share. The stock options are exercisable over a 5-year period. The stock options vest as follows:

1/2 of the total	When EBITDA exceeds $2 million or revenue exceeds $6 million
1/2 of the total	When EBITDA exceeds $4 million or revenue exceeds $10 million

The employment agreements also contain a “change of control” provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. No options were vested at June 30, 2006 or December 31, 2005.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	COMMITMENTS (CONTINUED)

Operating Leases

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

13.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas and Other. The “Unallocated” column excludes expenses includes expenses incurred by Terra Insight, including operating expenses not specifically allocated to either operating segment.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                    MAPPING SERVICES     OIL, GAS AND OTHER          TOTAL

         SALES                                        $   260,000            $      --            $   260,000

         COST OF SALES                                     49,000                   --                 49,000
                                                      -----------            -----------          -----------

         GROSS PROFIT                                     211,000                   --                211,000

         OPERATING EXPENSES                                  --                3,158,428            3,158,428
                                                      -----------            -----------          -----------

         OPERATING INCOME(LOSS) BEFORE
           OTHER INCOME (EXPENSE),
            PROVISION FOR INCOME TAXES
            AND NONCONTROLLING INTEREST                   211,000             (3,158,428)          (2,947,428)

         OTHER INCOME (EXPENSE)
         NET OF INTEREST EXPENSE                             --                 (284,746)            (284,746)
                                                      -----------            -----------          -----------

         PROFIT (LOSS) BEFORE PROVISION FOR
         INCOME TAXES AND NONCONTROLLING INTERESTS        211,000             (3,443,174)          (3,232,174)

         PROVISION FOR INCOME TAXES                          --                     --                   --

         NONCONTROLLING INTERESTS                            --                   15,155               15,155
                                                      -----------            -----------          -----------

         NET PROFIT (LOSS)                            $   211,000            $(3,428,019)         $(3,217,019)
                                                      ===========            ===========          ===========
14.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (R), Share-Based Payment (“SFAS 123(R)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation, and replaced APB Opinion 25, Accounting for Stock Issued to Employees. SFAS 123 (R) requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. On April 4, 2005, the SEC amended the compliance dates for SFAS 123(R), which extended the Company’s required adoption date of SFAS 123(R) to its first quarter of 2006. Going forward, the impact of adoption will depend on the number of stock based awards granted in the period.

Also in December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”) which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had any impact on the Company’s results of operations or its financial position.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections, (“SFAS No. 154”) which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 has not had a material effect on the Company’s results of operations or its financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our results of operations of our financial position.

In January 2004, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and in December 2004, the FASB revised FIN 46 to codify certain FASB Staff positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities (“VIEs”). Prior to the effectiveness of FIN 46, a Company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or if that company is entitled to receive the majority of the entity’s residual returns, or both.

The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have a material impact on financial position or results of operations of the Company.

In June 2006 the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes certain thresholds and measurement attribute for the financial statement recognition and measurement of a specific tax position taken or expected to be taken the entity’s tax return. The Interpretation is effective for fiscal years after December 15, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

15.	SUBSEQUENT EVENTS

Protocol Agreement with Kiev Investment Group

On August 8, 2006, the Company entered into an agreement with Kiev Investment Group and Enficon Establishment, entitled Further Modification to Protocol Agreement, dated as of August 4, 2006. The Further Modification relates to, modifies, amends and supplements the terms of the parties’ Protocol Agreement dated April 5, 2006 and Modification to Protocol Agreement entered June 16, 2006. The Further Modification was made without prejudice to rights under the Protocol Agreement as previously modified. The Company had informed Kiev Investment Group that it was in breach of the Protocol Agreement, as previously modified, and the purpose of the Further Modification was to resolve certain breaches, without prejudice to the Company’s rights under the Protocol Agreement, as previously modified.

Pursuant to the Further Modification, among other things:

(1)

Kiev Investment Group agreed to cure the breaches of its commitments under the Protocol Agreement within two weeks of receipt from notice of the Company of a specified level of oil production from a well in Texas (the “Bellows Well”); and

(2)

Kiev Investment Group agreed to deposit in escrow with the Company $900,000, to be received on or before the earlier of July 10, 2006 or within 48 hours of written notice, whichever occurred first, to be used to fund completion costs of a test well being drilled in Nevada (the “Sage Well”). The deposit has not been paid into escrow. In the event of approved increases for expenditure as to the Sage Well, Kiev Investment Group agreed to provide the funding for such increases in a reasonably prompt manner. A cash call was made, and, on July 19, 2006, Kiev Investment Group and Enficon Establishment paid $350,000 pursuant to the cash call in connection with the Sage Well.

The Company agreed to the Further Modification, also without prejudice, and provided Kiev Investment Group and Enficon Establishment agreed to fund the $680,000 cash call, which was made on July 31, 2006, and other cash calls, and to provide the funding pursuant to the Protocol, particularly the non-debt securities purchases from the Company shortly after the Sage Well completion decision.

In furtherance of the Further Modification, on August 10, 2006, Kiev Investment Group paid the $680,000 cash call in connection with the Sage Well. Under the Further Modification, all rights were reserved, and the parties agreed to modify the payout structure with respect to revenues derived from the Sage Well, such that:

(1)	investments for the Bellows Well in TexTerra Exploration Partners, LP and investments in Tierra Nevada Exploration Partners, LP for the Sage Well are first fully recouped;
(2)	thereafter, the Company will receive payment of its 5% overriding royalty; and
(3)	thereafter, the remaining revenues are to be allocated 75% to Kiev Investment Group and 25% to the Company.

Kiev Investment Group informed the Company that it is prepared to perform its contractual obligations to purchase the Company’s non-debt securities pursuant to the Protocol if the Sage Well physically proves to be commercial, and does not intend to purchase the non-debt securities until after the Sage Well starts producing oil, unless during tests significantly higher future production volume or substantial reserves are ascertained. Kiev Investment Group further informed the Company that if the Sage Well is not commercially viable, Kiev Investment Group would ask the Company for repayment of all convertible debentures at maturity and the return of its investment in the projects. Alternatively, if Kiev Investment Group and/or Enficon Establishment chose not to provide the further funding set forth in the Protocol after the Sage Well completion decision, but otherwise fulfill their contractual obligations, Kiev Investment Group and Enficon Establishment would receive the 75% revenue allocation for the life of the Sage Well.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

These management discussion and analysis contains forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil industry. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the audited financial statements for the year ended December 31, 2005, and the notes thereto.

INTRODUCTORY NOTE

The discussion below refers to our current operations, those primarily of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations of our former business, which was an inactive shell company that did not generate revenue in the fiscal year ended December 31, 2004 nor in the interim period through May 19, 2005. The historical financial information for the period from January 7, 2005 through December 31, 2005 discussed herein is that of the accounting acquirer, Terra Insight Corporation.

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”), Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) and New Found Oil Partners, LP. As of June 30, 2006, TexTerra and Tierra Nevada have engaged in drilling projects.

TexTerra has drilled its first well on the Davidson lease in Texas and has found the presence of hydrocarbons, looked at one pay zone or horizon and needs to look at others that look promising in order to make a determination as to whether the well will be productive. The nature of the oil exploration and drilling industry makes it difficult to predict the results at this point.

Based on the logs done on TexTerra’s well, there are other horizons of interest that appear to have potential to be productive within such well. In order to make a determination as to productivity, the Company will need to undertake further testing and the determination of which stimulation techniques may be applicable. In early September, the Company plans to test these additional horizons of the TexTerra well and, if the initial testing is positive, to hire an outside consultant to estimate reserves. The Company will then make an assessment of the well.

To obtain financing for drilling TexTerra initially sold Enficon Establishment an 80% interest in TexTerra’s working interest in the first well on the Davidson Lease.

In June 2006, Tierra Nevada commenced drilling a well in Nevada located on a land lease previously obtained from the Bureau of Land Management To obtain financing for such project, Terra Insight has entered into a series of agreements and modification with Kiev Investment Group (“KIG”), an affiliate of Enficon Establishment. The terms of these agreements and modifications are discussed below. See “Future Needs” below.

As of June 30, 2006, New Found Oil Partners and Namterra Mineral Resources (Pty) Ltd (”Namterra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

PLAN OF OPERATION

Terra Insight Corporation was formed in January 2005. The Company’s plan of operation for the next twelve months is to focus on obtaining royalty or ownership rights in projects on which we provide professional services. This emphasis on ownership rights has decreased the Company’s ability to generate current cash income for services rendered. During the first quarter of 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the second calendar quarter of 2006. During the three months ended June 30, 2006, the Company has been negotiating with a major foreign international oil company to render services to render services on a cash basis.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties.

In September 2005 and December 2005, we made bids for certain parcels of land in Nevada. The Company intends to participate in the development of oil explorations operations on such properties and has commenced the drilling of our first well in Nevada during June 2006. We have not yet specifically identified our business model with respect to such land leases. We do not have oil exploration experience and need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint venture s to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

In April, 2006 we entered into a Protocol Agreement with KIG, an affiliate of Enficon, to obtain funding for the Company and its drilling operations. We subsequently entered into a Modification dated June 5, 2006 to the Protocol Agreement and a Further Modification to the Protocol Agreement dated as of August 4, 2006. Certain funding occurred under the provisions of these agreements. KIG is in breach of these agreements and has been notified of such breach by the Company. The Further Modification was entered into without prejudice to the Company’s rights under the Protocol Agreement and Modification. Funding under the KIG Agreement is discussed below. See “Future Needs” below.

It is our intention, to continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is the impairment of unproved oil and gas properties and the estimated collectibility of accounts receivable.

Oil and Gas Properties

For oil and gas properties, costs associated with lease acquisitions and land costs have been capitalized. Such unproven properties are valued at the lower of cost or fair value. While TexTerra has drilled its first well, testing results have not yet been finalized, and should be completed in the third calendar quarter.

Reserve Estimates

The Company currently does not own any oil and gas reserves.

The Company’s estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

Depletion

We follow the “full-cost” method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and other related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. If the net investment in oil and gas properties exceeds an amount equal to the sum of (1) the standardized measure of discounted future net cash flows from proved reserves, and (2) the lower of cost or fair market value properties in process of development and unexplored acreage, the excess is charged to expense as additional depletion. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

Capitalized costs of proved reserves will be amortized by the unit-of-production method so that each unit is assigned a pro-rata portion of unamortized costs. No drilling has yet been completed on the Company’s properties and no costs have been amortized. The Company anticipates that it will commence amortizing costs of oil and gas properties during the third calendar quarter 2006.

Accounts Receivable

For accounts receivable, we estimate the net collectibility, considering both historical and anticipated trends as well as the financial condition of the customer.

RESULTS OF OPERATIONS – QUARTER ENDED JUNE 30, 2006 AND 2005

Our results of operations for the three and six months ended June 30, 2006 and 2005 are discussed below.

THREE MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO
THREE MONTH PERIOD ENDED JUNE 30, 2005

Revenues

There were no revenues from services for the three months ended June 30, 2006 or June 30, 2005. The lack of revenue arose principally from the Company seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. During the three months ended June 30, 2006, the Company has been negotiating with a major foreign international oil company to render services to render services on a cash basis.

Negotiations in connection with ownership or royalty positions take longer than the negotiations for fee for service arrangements. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced, and accordingly, we may not generate cash revenues in fiscal year 2006.

Cost of Revenues

There were no costs associated with revenue for the three months ended June 30, 2006 or June 30, 2005. The Company anticipates that cost of revenues would consist primarily of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The Company anticipates that its costs of revenue would ordinarily be approximately [60%] of such revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 and June 30, 2005 were $1,759,999 and $371,654, respectively. As there was no net revenue in either of these quarterly periods, it is not possible to calculate the percentage such expenses are to net revenues for such periods. Operating expenses for the three months ended June 30, 2006 consisted primarily of professional fees of approximately $344,000, management and employee salaries and benefits of approximately $448,000, stock option expense (to employees) of approximately $357,000, and travel related expenses of approximately $227,000. Operating expenses for the three months ended June 30, 2005 consisted primarily of professional fees of approximately $202,000, management salaries of $221,000, travel and entertainment of approximately $57,000.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist the Company in marketing our business and attracting new customers.

Our employee compensation expenses have increased in fiscal year 2006 over those in 2005 as we have hired a chief financial officer, the salary costs of our Russian representative office have increase, salaries have increased from the artificially low level in place during fiscal 2005 and the Company has taken over additional office space. Our operating expenses may increase further as funding improves and more drilling projects are commenced. Such increased activity level would likely result in existing independent consultants joining the Company as employees and additional staff being hired. The Company has plans to open an office in Texas when activity levels justify such a presence.

Travel related expenses can be expected to increase in the future, as many of our customers, prospective customers and/or projects, are located in western United States and in foreign countries.

The shift to providing services for royalties or ownership rights instead of solely for cash fees may act to increase our operating expenses significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

Interest Expense

For the three months ended June 30, 2006, the Company accrued $105,901 in interest on the outstanding amount of the debentures. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in 2005 and the issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $1 million and the and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008. Because the conversion price of the debentures was less than the closing trading price of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,00 for the debentures issued in 2006. The discount amount is being amortized as a component of interest expense over the redemption period. There was no accrued interest expense for the three months ended June 30, 2005.

Net Loss

The net loss for the three months ended June 30, 2006 and June 30, 2005 was $1,915,190 and $371,654, respectively.

SIX MONTH PERIOD ENDED JUNE 30, 2006 COMPARED TO
SIX MONTH PERIOD ENDED JUNE 30, 2006

Revenues

Revenues from services for the six months ended June 30, 2006 and June 30, 2005 were $260,000 and $100,000, respectively. The revenues for both periods were derived from sales to one customer during each such period and related to our mapping and surveying services. This sale made during the six months ended June 30, 2006 was made to a customer that was identified during calendar year 2005 and the bulk of the services to such client were delivered in 2005.

The lack of revenue arose principally from the Company seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. During the six months ended June 30, 2006, the Company has been negotiating with a major foreign international oil company to render services to render services on a cash basis.

Negotiations in connection with ownership or royalty positions take longer than the negotiations for fee for service arrangements. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced, and accordingly, we may not generate cash revenues in fiscal year 2006.

Cost of Revenues

The costs associated with our revenue were $49,000 for the three months ended June 30, 2006 and $70,000 for the three months ended June 30, 2005. As a percentage of net revenues, cost of revenues for the six months ended June 30, 2006 were approximately 18.8% versus 70% for the three months ended June 30, 2005. The Company does not believe the costs incurred during the six months ended June 30, 2006 are, on a percentage basis, indicative of the costs of future revenue as the Company received cost concessions in connection with rendering such services. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The Company anticipates that its costs of revenue will ordinarily be approximately 60% of such revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 and June 30, 2005 were approximately $3,158,000 and $573,000, respectively. Operating expenses as a percentage of net revenues for the three months ended June 30, 2006 and June 30, 2005 were approximately 1215% and 573%, respectively. Operating expenses for the six months ended June 30, 2006 consisted primarily of professional fees of approximately $849,000, management and employee salaries and benefits of $734,000, stock option expense (to employees) of approximately $690,000, and travel related expenses of $325,000 Operating expenses for the six months ended June 30, 2005 consisted primarily of professional fees of approximately $230,000, management salaries of approximately $210,000, and travel related expenses of approximately $94,000.

The majority of the professional fees result from legal and accounting fees.

Our employee compensation expenses have increased in fiscal year 2006 over those in 2005 as we have hired a chief financial officer, the salary costs of our Russian representative office have increased, salaries have increased from the artificially low level in place during fiscal 2005 and the Company has taken over additional office space. Our operating expenses may increase further as funding improves and more drilling projects are commenced. Such increased activity level would likely result in existing independent consultants joining the Company as employees and additional staff being hired. The Company has plans to open an office in Texas when activity levels justify such a presence.

Travel related expenses can be expected to increase in the future, as many of our customers, prospective customers and/or projects, are located in western United States and in foreign countries.

The shift to providing services for royalties or ownership rights instead of solely for cash fees may act to increase our operating expenses significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

Interest Expense

For the six months ended June 30, 2006, we accrued $183,804 in interest on the outstanding amount of the debentures. The interest expense relates to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million that were issued in 2005 and the issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the principal amount of $1 million and the and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008. Because the conversion price of the debentures was less than the closing trading price of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. The discount amount is being amortized as a component of interest expense over the redemption period. There was no accrued interest expense for the six months ended June 30, 2005.

Net Loss

The net loss for the six months ended June 30, 2006 and June 30, 2005 was $3,217,019 and $543,068, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock and convertible debentures to private investors. As of June 30, 2006 and June 30, 2005, we had cash on hand of and $2,236,922 and $1,390,762, respectively.

Operating Activities

For the six months ended June 30, 2006, cash flows from operating activities resulted in deficit cash flows of $1,223,599 primarily due to a net loss of $3,217,019, plus non-cash charges of $1,318,598 and adjustments for a decrease in restricted cash $800,000, a decrease in deferred costs of $49,000, a decrease in prepaid expenses of $33,700 and an increase in other assets of ($28,774), a decrease in accounts payable of ($44,826), a decrease in deferred revenue of ($240,000) and an increase in accrued interest on convertible debentures of $105,722. For the six months ended June 30, 2005, cash flow from operations activities resulted in deficit cash flows of $84,307 primarily due to a loss of $543,068, plus non-cash charges of $920, and adjustments for an increase in accounts receivable $85,950, an increase in deferred costs ($217,780), an increase in prepaid assets and other current assets of ($123,747), an increase in accounts payable and accrued expenses of $370,168 and an increase in deferred revenue $515,150.

Investing Activities

Cash used by investing activities was $3,177,931 for the six months ended June 30, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada in the amount of $3,087,196, which have been capitalized and $90,735 for purchases of property and equipment. Investing activity during the six months ended June 30, 2005 consisted of purchasing $33,137 of property and equipment.

Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Financing Activities

For the six months ended June 30, 2006, cash provided by financing activities was $4,337,527, comprised of sale to Enficon Establishment of $2,000,000 of convertible debentures and investment by Enficon in Tierra Nevada ($1,000,000) and TexTerra ($1,337,527).

Future Needs

We believe that our available cash is adequate to support our month-to-month obligations for more than the next twelve months.

We believe that we will be able to pay the required minimum annual fees to the Institute from such new financings. To June 30, 2006, we have paid $256,500 of our minimum commitment of $500,000.

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

The Company has not received certain funding it expected to receive from Enficon Establishment or KIG as a result of the breach of certain agreements by KIG.

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.

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

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of the Company’s existing common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to adjust our planned operations and development on a more limited scale.

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

EMPLOYEES

We anticipate the need to hire several management, technical, sales, and marketing employees in the next twelve months, depending on the rate of growth of our business. As of June 30, 2006, we had seventeen employees. We intend to hire additional management, technical, sales and marketing employees in the next twelve months, depending on the rate of growth of our business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets (“SFAS No. 153”), which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with earlier application permitted. The adoption of SFAS No. 153 has not had any impact on the Company’s results of operations or its financial position.

In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made for fiscal years beginning after December 15, 2005, but does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of the Statement. The adoption of SFAS No. 154 has not had a material effect on the Company’s results of operations or its financial position.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have any impact on our results of operations of our financial position.

In January 2004, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) and in December 2004, the FASB revised FIN 46 to codify certain FASB Staff positions previously issued for FIN 46 (“FIN 46R”). The objective of FIN 46 as originally issued, and as revised by FIN 46R, was to improve financial reporting by companies involved with variable interest entities (“VIEs”). Prior to the effectiveness of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changed that standard by a company if that company was subject to a majority of the risk of loss from the variable interest entity’s activities or if that company is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities crated after January 31, 2003. Consolidation requirements applied to older entities in the first fiscal year or interim period beginning after June 15, 2003. The adoption of FIN 46 and FIN 46R did not have any impact on the financial position, results of operations or cash flows of the Company.

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Grant of Stock Options

On April 5, 2006, the Company granted nonincentive stock options to purchase shares of the Company’s common stock, exercisable for a period of up to five years from the date of grant at $1.07 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company’s 2005 Stock Incentive Plan, to the following employees:

Kimberly Reilly	25,000 options
Eric Robins	10,000 options

On April 17, 2006, the Company granted nonincentive stock options to purchase 50,000 shares of the Company’s common stock, exercisable for a period of up to five years from the date of grant at $1.38 per share and vesting over one year at the rate of 25% per calendar quarter, pursuant to the Company’s 2005 Stock Incentive Plan, to Dmitry Vilbaum, our Chief Operating Officer.

ITEM 5. OTHER INFORMATION

Exploration Agreement with Calik

On April 11, 2006, we entered into an Exploration Agreement with Calik Enerji Sanayi ve Ticaret A.S. (“Calik”), a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. Pursuant to the agreement, the Company will provide certain services to assist Calik in identifying hydrocarbon exploration targets. The Company will receive a 20% working interest in the project.

Amendment to Consultant Agreement

On April 15, 2006, we entered into a second amendment to a consultant agreement, pursuant to which the Company agreed to issue 325,000 shares of common stock if it does not opt to terminate the agreement prior to May 1, 2006. As amended, we are required to issue such shares of common stock if it does not opt to terminate the agreement prior to September 30, 2006.

Licenses

Our Namibia subsidiary, Namterra Mineral Resources (Pty) Ltd., has been awarded by the Republic of Namibia five exclusive licenses for the prospecting of precious stones. The licenses expire in May 2009 and cover approximately 1,000 square kilometers of off-shore territory.

Participation Agreement with Whitmar

TexTerra Exploration Partners, LP entered into a Participation Agreement, dated as of June 20, 2006, with Whitmar Exploration Company. Pursuant to the Participation Agreement, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased this interest with the expectation of learning about the local geological conditions. TexTerra has been working with a landman to purchase leaseholds adjacent to the property.

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit
Number            Description of Exhibit
-------           ----------------------
10.1              Form of Grant Award of Nonincentive Options to Employees issued pursuant to 2005 Stock
                  Incentive Plan (Incorporated by reference to Exhibit 10.38 of Form SB-2/A, filed on May 1, 2006)
10.2              Protocol Agreement with Kiev Investment Group, dated April 5, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 12, 2006)
10.3              Form of Debenture issued pursuant to Protocol Agreement (Incorporated by reference to Exhibit
                  10.2 of Form 8-K filed on April 12, 2006)
10.4              Exploration Agreement with Calik Enerji Sanayi ve Ticaret, dated April 11, 2006 (Incorporated by reference to Exhibit 10.42 of Form SB-2/A, filed on May 1, 2006)
10.5              Second Amendment to Consultant Agreement, dated April 15, 2006
                  (Incorporated by reference to Exhibit 10.9 of Form 10-QSB, filed on May 18, 2006)
10.6              Modification to Protocol Agreement, entered June 16, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on June 22, 2006)
10.7              Form of Debenture issued pursuant to Modification to Protocol
                  Agreement (Incorporated by reference to Exhibit 10.2 of Form
                  8-K, filed on June 22, 2006)
10.8              Participation Agreement between Whitmar Exploration Company and TexTerra Exploration
                  Partners, LP, dated June 20, 2006
10.9              Further Modification to Protocol Agreement, entered August 8,
                  2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 14, 2006)
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

COMPUPRINT, INC.

Dated: August 21, 2006	By: /s/ Roman Rozenberg Roman Rozenberg Chief Executive Officer

Dated: August 21, 2006	By: /s/ Eric M. Weiss Eric M. Weiss Chief Financial Officer