Form 10QSB
period 2006-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2006-12-18
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 333-90272

_________________

COMPUPRINT, INC.

(Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-1940918
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

99 Park Avenue, 16th Floor, New York, NY 10016

(Address of principal executive offices)

(212) 286-9197

(Issuer’s telephone number)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

_________________

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

As of November 13, 2006, the issuer had 54,608,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

COMPUPRINT, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

COMPUPRINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005

REVENUES	$—	$632,150	$260,000	$732,150

COST OF REVENUES	—	298,945	49,000	368,945

GROSS PROFIT	—	333,205	211,000	363,205

OTHER OPERATING COSTS AND EXPENSES	2,528,336	708,117	5,541,329	1,281,185

WRITEOFFS OF OIL AND GAS
PROPERTIES (Note 6)	4,897,434	—	5,042,869	—

OPERATING LOSS BEFORE
OTHER INCOME (EXPENSE),
PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(7,425,770)	(374,912)	(10,373,198)	(917,980)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(999,249)	(87,083)	(1,293,673)	(87,083)
INTEREST INCOME	4,556	—	14,234	—
INTEREST ON CONVERSION
OF DEBENTURES	253,554	—	253,554	—

NET INTEREST EXPENSE	(741,139)	(87,083)	(1,025,885)	(87,083)

LOSS BEFORE PROVISION FOR NONCONTROLLING
INTEREST AND INCOME
TAXES	(8,166,909)	(461,995)	(11,399,083)	(1,005,063)

NONCONTROLLING INTEREST	3,017,936	—	3,033,091	—
PROVISION FOR INCOME TAXES (Note 10)	—	—	—	—

NET LOSS	$(5,148,973)	$(461,995)	$(8,365,992)	$(1,005,063)

NET LOSS PER COMMON SHARE-
BASIC AND DILUTED	$(0.12)	$(0.01)	$(0.19)	$(0.04)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC
AND DILUTED	44,233,881	41,333,338	43,421,342	22,407,085

See notes to consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005

ASSETS	(Unaudited)

CURRENT ASSETS

CASH	$1,241,354	$2,300,925
RESTRICTED CASH	—	800,000
ACCOUNTS RECEIVABLE	425,000	—
DEFERRED COSTS (Note 2)	836,500	49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	56,892	96,621

TOTAL CURRENT ASSETS	2,559,746	3,246,546

NON CURRENT ASSETS

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)	2,484,434	1,663,999
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)	207,861	129,651
OTHER ASSETS	—	36,955

TOTAL ASSETS	$5,252,041	$5,077,151

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$2,309,974	$659,316

DEFERRED REVENUE (Note 2)	1,195,000	260,000

TOTAL CURRENT LIABILITIES	3,504,974	919,316

CONVERTIBLE DEBENTURES PAYABLE ($3,000,000 NET OF UNAMORTIZED
DISCOUNT OF $617,772 AT DECEMBER 31, 2005 (Note 8)	—	2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES	—	78,082

TOTAL LIABILITIES	3,504,974	3,379,626

COMMITMENT AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY

PREFERRED STOCK; $.0001 PAR VALUE, 1,000,000 SHARES
AUTHORIZED, NO SHARES ISSUED AND OUTSTANDING
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED: 100,000,000
SHARES ISSUED AND OUTSTANDING: 53,258,338 AT SEPTEMBER 30, 2006	5,326	4,301
and 43,008,338 AT DECEMBER 31, 2005
ADDITIONAL PAID IN CAPITAL	13,150,571	6,406,187
STOCK OPTIONS OUTSTANDING (Note 5)	1,428,950	—
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)	—	(272,933)
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)	(381,349)	—
NONCONTROLLING INTEREST	349,591	—
ACCUMULATED DEFICIT	(12,806,022)	(4,440,030)

TOTAL SHAREHOLDERS' EQUITY	1,747,067	1,697,525

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,252,041	$5,077,151

See notes to consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2006	September 30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(8,365,992)	$(1,005,063)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
IN OPERATING ACTIVITIES:
NONCASH ITEMS:
NONCONTROLLING INTEREST	(3,017,936)	—
DEPRECIATION	22,606	3,543
AMORTIZATION OF FINANCING COSTS	24,950	80,906
ACCRETION ON CONVERTIBLE DEBENTURES	322,556	54,371
INTEREST ON CONVERTIBLE DEBENTURES	970,688	—
AMORTIZATION OF CONSULTING FEES	318,564	—
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	1,047,601	—
WRITE OFF OF OIL AND GAS PROPERTIES	5,042,869	—
DEBT CONVERSION EXPENSE	1,000,000	—
FORGIVENESS OF DEBT ON CONVERSION	(253,554)	—
STOCK OPTIONS - EMPLOYEES	199,776	—
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
RESTRICTED CASH	800,000	—
ACCOUNTS RECEIVABLE	(425,000)	—
DEFERRED COSTS	(787,500)	(104,000)
PREPAID EXPENSES AND OTHER CURRENT ASSETS	61,357	(186,401)
OTHER ASSETS	(25,999)	—
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	1,650,658	405,510
DEFERRED REVENUE	935,000	260,000
INTEREST ON CONVERTIBLE DEBENTURES	—	32,712

NET CASH USED IN OPERATING ACTIVITIES	(479,356)	(458,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
ACQUISITION OF OIL AND GAS PROPERTIES	(5,847,967)	(1,364,328)
PURCHASES OF PROPERTY AND EQUIPMENT	(99,775)	(78,054)

NET CASH USED IN INVESTING ACTIVITIES	(5,947,742)	(1,442,382)

NET CASH FROM FINANCING ACTIVITIES:
ISSUANCE OF CONVERTIBLE DEBENTURES (Note 8)	2,000,000	3,000,000
PROCEEDS FROM NONCONTROLLING INTEREST
IN LIMITED PARTNERSHIP	3,367,527	—
PAYMENTS FOR DEFERRED FINANCING COSTS	—	(41,633)
ISSUANCE OF COMMON STOCK	—	1,508,206

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,367,527	4,466,573

NET CHANGE IN CASH	(1,059,571)	2,565,769

CASH - BEGINNING OF PERIOD	2,300,925	—

CASH - END OF PERIOD	$1,241,354	$2,565,769

(Continued on next page)

COMPUPRINT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended
	September 30, 2006	September 30, 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES:

Expense recognized on induced conversion of
convertible debentures and change in conversion rate	$1,000,000	—

Advances from shareholder ($408,840) and other liabilities
net ($6,592) applied to additional paid-in capital in connection
with the reverse merger	$—	$415,432

Value of stock options and warrants granted to employees for
services provided to the Company	$199,776	—

Value of stock options granted to consultant for
services provided to the Company	$38,882	$—

Beneficial conversion feature of convertible
debentures	$500,000	$750,000

See notes to consolidated financial statements.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of CompuPrint, Inc. (“CompuPrint”), a North Carolina corporation, and Subsidiaries (identified below) (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated December 31, 2005, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on March 31, 2006 with the Commission. The results presented for January 1, 2005 through May 19, 2005 included in the results for the nine months ended September 30, 2005 are those of the acquirer company, Terra Insight Corporation. (See Note 3).

Cash Position

Given the absence of sufficient cash flow from operations during the third quarter 2006 and delays in raising new equity or debt capital, the Company is in a working capital deficit. The Company’s ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining significant and sufficient fee for service business to support the operating cash outflows of the Company. There can be no assurance that the Company will be successful in either effort.

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

Principal Business Activity

The Company, through its wholly owned subsidiary, Terra Insight Corporation ("Terra"), a Delaware corporation formed January 7, 2005, provides mapping, surveying and analytical services to exploration, drilling and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship (see below) and (2) joint ventures in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects. The services are provided through a services arrangement whereby the Company outsources the mapping, surveying and analytical services to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related entity controlled by the majority shareholder of the Company.

On July 6, 2005, the Company formed Tierra Nevada Exploration Partners, LP (“Tierra"), a Delaware limited partnership, in furtherance of an exploration agreement with Enficon Establishment ("Enficon"), a Liechtenstein company. The Company's wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), is the general partner of Tierra with an initial 100% interest. As of September 30, 2006, the Company advanced approximately $2.5 million into the limited partnership in furtherance of the exploration project. On April 6, 2006, Kiev Investment Group (“KIG”), an affiliate of Enficon, also agreed to fund certain Tierra projects. Such funding and other funding provided by KIG would dilute Terra’s interest in Tierra by creating a noncontrolling interest. On April 14, 2006, KIG invested $1 million into Tierra.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP (“TexTerra”) a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of this new entity with an initial 100% interest. TexTerra commenced drilling its first well and is in the process of completing such well. Enficon has provided equity funding covering 80% of the costs and is entitled to 80% of the cash distributed, until it receives back its capital contribution. Further, Enficon is entitled to 65% of the profits, as defined, on the initial well. (See Note 6). Enficon’s funding of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated balance sheet. Enficon’s share of the income (loss) of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated statements of operations.

On July 12, 2005, the Company formed New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company’s wholly-owned subsidiary, TRI, is the general partner of this entity with an initial 100% interest.

On January 17, 2006, the Company acquired through TRI a 95% interest in NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), a Namibia company. As of September 30, 2006, NamTerra was awarded six licenses by Namibia to explore for diamonds. NamTerra has not commenced any exploration activities.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through September 30, 2006.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. with the intent of merging with such corporation to change the Company’s state of incorporation from North Carolina to Delaware and to change the Company’s name to Terra Energy & Resource Technologies, Inc. (See Note 6).

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

Significant Customers

The Company derived its revenue for the nine month period ended September 30, 2006 from one customer. During the three months ended September 30, 2006, the Company entered into a $2.5 million service agreement with an oil and gas exploration company. The services are expected to be fully delivered prior to December 31, 2006. During the three months ended September 30, 2006, the Company has increased its emphasis on fee for service business. The Company is also continuing to seek joint venture and similar relationships with third parties to use its STeP® technology to map and to explore for mineral and oil and gas deposits.

Oil and Gas Properties, Unproved, Full Cost Method

The Company uses the “full cost” method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including directly related overhead costs, are capitalized. As of September 30, 2006, the Company has capitalized lease acquisition and land costs related to oil and gas properties. During the nine month period ending September 30, 2006, the Company drilled its first well on the Nevada leases it obtained from the Bureau of Land Management, Department of the Interior. The Company has determined that this well was unsuccessful and has written off the capitalized costs associated with such project. In addition, the Company has decided based on testing that it undertook that the Davidson well drilled by TexTerra during the three months ended June 30, 2006 is not commercially viable and has written off the capitalized costs associated with this well.

During the second quarter of 2006, TexTerra purchased a 2.5% working interest in a property in Deweyville, Texas, The purpose of buying this interest was to obtain geological information relating to this parcel as the Company began to acquire property adjacent to this property. During the three months ended September 30, 2006, the operator of this project completed the drilling of the well. The well was not successful and the Company has written off its entire investment in this project.

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

During the three months ended September 30, 2006, the Company wrote off approximately $4,897,434 of drilling and exploration costs relating principally to the Davidson well prospect ($1,571,619), the Deweyville well prospect ($162,533), the Sage well prospect ($3,156,878) and other writeoffs of $6,404.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncontrolling Interest

The financing received by TexTerra and Tierra Nevada from Enficon Establishment is reflected as “Noncontrolling Interest” in the accompanying consolidated balance sheet.

Property, Equipment and Depreciation

Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See Note 7).

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the provisions of this Statement, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization of the deferred tax assets exists. (See Note 10).

Stock Options

Prior to 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 5). Effective for the first quarter of 2006, the Company adopted SFAS No. 123(R). As a result of adopting SFAS No. 123(R), compensation expense related to the amortization of deferred compensation (employees) amounted to $357,238 for the three months ended September 30, 2006. In addition, during the three months ended September 30, 2006, the Company issued stock options to employees and consultants which vested immediately. The Company recorded an expense of $199,776 and $38,882 relating to the issuance of such options to the employees and consultant, respectively. (See Note 5).

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debentures

In 2005, the Company sold an aggregate of $3,000,000 of 6% convertible debentures which contained a beneficial conversion option. In April and June 2006, the Company sold $1,000,000 of 6% convertible debentures and $1,000,000 of 7% convertible debentures, both of which contained beneficial conversion features. In accordance with Emerging Issues Task Force (“EITF”) Issues 98-5 and 00-27, since the conversion price of the debentures was less than the closing trading prices of the Company’s shares on the commitment date, the embedded beneficial conversion option is recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that option. In September 2006, the holder of the convertible debentures converted all of the debentures at a conversion price of $0.50 per share, which represented a conversion price 250% of the then existing market price but which also represented a 50% discount to the stated conversion price. The unamortized discount relating to the convertible debentures recognized was charged to interest expense and credited to additional paid in capital. The accrued interest at the date of conversion was recorded as income in the accompanying statement of operations. In addition, the Company recognized $1 million of debt conversion expense in connection with the issuance of 5 million additional shares of common stock as a result of the change in the conversion price of the convertible debentures.

Segments

The Company follows FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a business enterprise report a measure of segment profit or loss and certain specific revenue and expense items. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and nine month periods ended September 30, 2006, the effect of stock options has been excluded from the dilutive calculation as the impact of the stock options would be anti-dilutive.

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

Reverse Merger

On May 19, 2005, CompuPrint, which was inactive at the time, entered into an agreement and plan of reorganization (the “Agreement”) with Terra Insight Corporation (“Terra”). Pursuant to the Agreement, CompuPrint acquired Terra through an exchange of 35,029,980 post-split shares of its common stock for all of the outstanding shares of Terra’s common stock. The shares issued by CompuPrint to Terra’s shareholders constitute approximately 85% of CompuPrint’s common shares outstanding as of May 19, 2005. A “reverse merger” transaction resulted because the shareholders of Terra became the controlling shareholders of CompuPrint. The reverse merger was accounted for as a recapitalization

In connection with the reverse merger, CompuPrint entered into a Split-Off Agreement with CompuPrint’s former sole officer and director and its former controlling shareholder. Pursuant to the split off, CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for 100% of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, CompuPrint transferred 100% of the equity of CompuPrint Ventures, Inc. to Mr. Allison in exchange for 13,086,360 post-split shares (see below) of CompuPrint’s common stock that he held, which were then cancelled.

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

Sale of Common Stock to Belhasa International Co. LLC

On December 12, 2005, the Company entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of $1 million shares of the Company’s common stock. The shares of common stock came with warrants which allowed Belhasa to purchase additional shares of common stock at prices ranging from $1.15 to $1.50 per share depending on which options were exercised, whether certain conditions were met and/or the time at which they were exercised. The aforementioned warrants expired during the second quarter of 2006 unexercised. The Company applied the proceeds of $1 million from the sale of the shares of common stock to its working capital.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	EQUITY TRANSACTIONS (CONTINUED)

Sale of Common Stock to Esterna Limited

On December 29, 2005, the Company entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited liability company, for the sale of 500,000 shares of the Company’s common stock at $1 per share yielding proceeds of $500,000.

5.	STOCK BASED COMPENSATION

On December 29, 2005, the Company’s Board of Directors adopted the "CompuPrint, Inc. 2005 Stock Incentive Plan” (the “Plan”). The Plan has not yet been submitted for shareholder approval. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of the Company, and to align employee interests with those of the Company’s shareholders. The Plan is to be administered by the Board of Directors.

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

September 30, 2006

Risk-free rate	5.04%
Dividend yield	0.00%
Volatility factor	2.89
Average life	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Compensation expense related to deferred compensation (consultants) and deferred compensation (employees) amounted to $38,882 and $557,014, respectively, for the three months ended September 30, 2006, and $318,565 and $1,247,377, respectively, for the nine months ended September 30, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

The following tables summarize information about the stock option transactions.

	At September 30, 2006
	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,013,333	$0.51
Changes during Nine Months ended September 30, 2006
Granted	1,750,000	0.46
Exercised	--	--
Cancelled/forfeited	(7,500)	(1.07)

Outstanding, September 30, 2006	8,755,833	$0.50

	At September 30, 2006

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.21	1,000,000	5.0	$0.21	1,000,000	$0.21
$0.32	3,100,000	3.3	$0.32	--	--
$0.50	2,515,000	3.9	$0.50	1,952,500	$0.50
$0.80	1,163,333	3.7	$0.89	1,163,333	$0.89
$0.90	400,000	4.5	$0.90	300,000	$0.90
$1.00	500,000	3.7	$1.00	500,000	$1.00
$1.07	27,500	4.5	$1.07	15,000	$1.07
$1.38	50,000	4.5	$1.38	25,000	$1.38

	8,755,833	3.8	$0.50	4,955,833	$0.59

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

(a) Grants to Employees

During the three months ended September 30, 2006, the Company granted stock options to employees to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable at $0.21 per share. The options vested immediately and are exercisable over a period of 5 years.

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

In May 2005, 3,100,000 stock options were granted to employees of the Company. The stock options are exercisable at $0.32 per share and vest only upon the Company achieving certain profitability levels, as defined. At September 30, 2006, these profitability levels have not been reached and these options remain unvested.

In the second quarter of 2005, an aggregate of 1,163,333 stock options were granted to employees of the Company, of which 663,333 stock options are exercisable at $0.80 per share and 500,000 stock options are exercisable at $1.00 per share. At December 31, 2005, all of these stock options became vested.

In December 2005, 2,250,000 stock options were granted to employees of the Company. These stock options are exercisable over a period of 5 years at $0.50 per share and vest 25% each quarter of 2006.

Deferred compensation (employees) is $381,349 at September 30, 2006.

(b) Consultants

On September 21, 2006, the Company issued to Global Scan Technologies, LLC, in consideration for favorable pricing for satellite data acquisition, processing and geophysical interpretation services, 250,000 shares of common stock and warrants exercisable into 250,000 shares of common stock for a period of one year at $0.50 per share.

On June 30, 2005, the Company granted stock options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock which are exercisable over a period of 5 years at an exercise price of $.80 per share. The value of the options totaling $295,866 were recognized as an expense over the one year term of the agreement.

On October 1, 2005, the Company entered into a one year agreement with a consultant, for an exchange of 175,000 shares of its common stock. Furthermore, pursuant to the Agreement, as amended, the Company is required to issue an additional 325,000 shares of common stock if it does not opt to terminate the agreement prior to November 30, 2006. The agreement was terminated before November 30, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

On March 7, 2006, the Company issued to an attorney, pursuant to an oral consulting agreement for legal services, stock options to purchase 15,000 shares of the Company’s common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share. The Company recognized $6,750 in legal expenses in connection with such issuance.

Compensation expense related to the amortization of deferred compensation (consultants) amounted to $38,882 and $318,565 for the three months and nine months ending September 30, 2006, respectively.

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

Until the budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation. This payout arrangement was modified by a subsequent agreement between Kiev Investment Group and the Company. (See Note 9).

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

Write-Off of the Davidson Well Prospect

During the third quarter ended September 30, 2006, the Company determined that the well was not commercially viable and wrote off capitalized costs associated with such well totaling $1,571,619.

Deweyville, Texas Project

In June 2006, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased the interest with the expectation of learning about the local geological conditions. TexTerra has been working with a landman to purchase leaseholds adjacent to the property. The well prospect in Deweyville Texas was drilled and did not produce a commercially viable well and, accordingly, wrote off its investment of $162,533 in this well.

TIERRA NEVADA EXPLORATION PARTNERS, LP

In September 2005, the Company through its wholly-owned subsidiary, Tierra Nevada Exploration Partners, LP, a wholly-owned subsidiary of the Company, was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing, as defined. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The bids were made without detailed knowledge of the condition of the properties, their suitability for oil and gas operations, the history of prior operations on such properties, if any, or the potential economic significance of the property. The leases became effective November 1, 2005.

On December 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada’s bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. Leases from the Bureau of Land Management are issued for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Rental is $1.50 per acre for the first 5 years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production. The leases commenced on January 1, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6.	OIL AND GAS PROPERTIES (CONTINUED)

In July 2006, the Company commenced drilling on its first well. This well is referred to as the Sage well. During the course of drilling, the Company invested $3,156,878 in drilling costs. In September 2006, the Company determined that the Sage well was not commercially viable and wrote off its entire investment totaling $3,156,878.

NAMTERRA

In May 2006, the Company was awarded five leases for properties on which it intends to seek diamond deposits. In July 2006, the Company was awarded one additional lease for properties on which it intends to seek diamond deposits. The Company has a total of 6 lease properties to seek diamond deposits. The Company has not yet commenced such development efforts.

TERRA

Terra wrote off miscellaneous capitalized costs of $6,384 associated with oil and gas projects during the quarter ended September 30, 2006.

TOTAL OIL AND GAS INVESTMENT

As of September 30, 2006, the Company has invested $7,531,868 in oil and gas properties, net of writeoffs amounting to $5,047,434.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at September 30, 2006 and consist of the following:

	Estimated
	Useful
	Lives – Years	Amount

Computer Equipment	5	$ 95,715
Office Equipment	5	17,212
Transportation Equipment	5	85,750
Furniture & Fixtures	7	37,895

		236,572
Less accumulated depreciation		(28,711)

		$207,861

Depreciation expense for the three months and nine months ended September 30, 2006 were $10,666 and $22,606, respectively.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	CONVERTIBLE DEBENTURES

Conversion of the Convertible Debentures

On September 20, 2006, all of the 6% and 7% convertible debentures were converted into an aggregate of 10,000,000 shares of common stock of the Company at a conversion price of $0.50 per share. On the date of conversion the unamortized discount totaling $817,079 was charged to interest expense, and the accrued interest expense totaling $253,554 was recognized as income in the accompanying statement of operations. In addition, the Company recognized $1 million of debt conversion expense in connection with the issuance of 5 million additional shares of common stock as a result of the change in the conversion price of the convertible debentures.

6% Debentures

Pursuant to a Securities Purchase Agreement entered into on June 30, 2005, as amended and supplemented by a Protocol Agreement entered into on April 6, 2006, the Company received proceeds of $2,000,000, $1,000,000, and $1,000,000 upon the issuances of 6% convertible debentures on July 5, 2005, September 8, 2005, and April 12, 2006, respectively. All of the 6% debentures were to mature on December 31, 2007. The holder of the debentures was entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company’s common stock at $1 per share. Upon conversion, any accrued interest on the converted principal amount was to be forfeited. If upon election of conversion, the Company’s issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company was required to pay the holder cash in the amount equal to the amount elected for conversion.

The debentures were subject to mandatory conversion in the event that the Company's common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

Based upon a debenture conversion price of $1 per share and a market value of the Company’s common stock of $1.25 per share on the commitment date, a “beneficial conversion feature” of the convertible debentures was recognized and valued at $1,000,000. The Company was amortizing this feature over the redemption period through December 31, 2007.

On September 20, 2006, the Company entered into an agreement with the debenture holder that modified the terms of the Securities Purchase Agreement dated as of June 30, 2005, and modified the conversion price of the outstanding 6% convertible debentures. The modifications adjusted the conversion price of the 6% debentures from $1.00 per share to $0.50 per share.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	CONVERTIBLE DEBENTURES (CONTINUED)

7% Debentures

Pursuant to a Modification to Protocol Agreement dated as of June 5, 2006, the Company received proceeds of $1,000,000 upon the issuance of 7% convertible debentures. The 7% debentures mature on December 31, 2008. The holder of the debentures was entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company’s common stock. The debentures were convertible into shares of common stock at $1.00 per share until August 15, 2006, thereafter at $1.50 per share until October 16, 2006, thereafter at $1.75 per share until January 16, 2007, and thereafter at $2 per share until maturity. Upon conversion, any accrued interest on the converted principal amount was to be forfeited. If upon election of conversion, the Company’s issuance would cause it to violate any listing requirements, then in lieu of such stock issuance, the Company was to pay the holder cash in the amount equal to the amount elected for conversion.

The debentures were subject to mandatory conversion in the event that the Company's common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

Based upon a debenture conversion price of $1 per share and a market value of the Company’s common stock of $1.25 per share on the commitment date, a “beneficial conversion feature” of the convertible debentures was recognized and valued at $250,000. The Company was amortizing this feature over the redemption period through December 31, 2008.

There is no market for the convertible debentures of the Company. As a result, the current fair value of the convertible debenture, which management believes approximates carrying value is based on management’s estimate as to the fair value of such instrument given the Company’s cash flows, its credit status and its discussions with potential investors.

On September 20, 2006, the Company entered into an agreement with the debenture holder that modified the terms of the 7% convertible debentures. The modifications adjusted the conversion price of the 7% debentures from $1.00 to $2.00 per share, depending on the exercise period, to $0.50 per share.

9.	OTHER AGREEMENTS WITH KIEV INVESTMENT GROUP

Capital Call

In October 2006, the Company made a $355,000 capital call to Enficon representing their portion of drilling costs associated with the Sage well.

Protocol Agreement with Kiev Investment Group

On August 8, 2006, the Company entered into an agreement with Kiev Investment Group and Enficon Establishment, entitled Further Modification to Protocol Agreement, dated as of August 4, 2006. The Further Modification relates to, modifies, amends and supplements the terms of the parties' Protocol Agreement dated April 5, 2006 and Modification to Protocol Agreement entered June 16, 2006. The Further Modification was made without prejudice to rights under the Protocol Agreement as previously modified. The Company had informed Kiev Investment Group and Enficon Establishment that they were in breach of the Protocol Agreement, as previously modified, and the purpose of the Further Modification was to resolve certain breaches, without prejudice to the Company’s rights under the Protocol Agreement, as previously modified.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	OTHER AGREEMENTS WITH KIEV INVESTMENT GROUP (CONTINUED)

Pursuant to the Further Modification, among other things:

(1)

Kiev Investment Group agreed to cure the breaches of its commitments under the Protocol Agreement within two weeks of receipt from notice of the Company of a specified level of oil production from a well in Texas (the "Bellows Well"); and

(2)

Kiev Investment Group agreed to deposit in escrow with the Company $900,000, to be received on or before the earlier of July 10, 2006 or within 48 hours of written notice, whichever occurred first, to be used to fund completion costs of a test well being drilled in Nevada (the "Sage Well"). The deposit was not paid into escrow. Kiev Investment Group agreed to provide the funding for certain increases for expenditure as to the Sage Well in a reasonably prompt manner. A cash call was made, and, on July 19, 2006, Kiev Investment Group and Enficon Establishment paid $350,000 pursuant to the cash call in connection with the Sage Well.

The Company agreed to the Further Modification, also without prejudice, and provided Kiev Investment Group and Enficon Establishment agreed to fund the $680,000 cash call, which was made on July 31, 2006, and other cash calls, and to provide the funding pursuant to the Protocol, particularly the non-debt securities purchases from the Company shortly after the Sage Well completion decision. During July 2006, Enficon made capital contribution totaling $1,030,000.

10.	INCOME TAXES

The following summarizes the provision for income taxes:

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$(11,399,083)	$(3,033,091)	$(8,365,992)
Tax Benefit	4,559,633	1,213,236	3,346,397

Total	(6,839,450)	(1,819,855)	(5,019,595)
Valuation Allowance	(4,559,633)	(1,213,236)	(3,346,397)

Net Provision for Income Tax	( -- )	( -- )	( -- )

Net Loss	$(11,399,083)	$(3,033,091)	$(8,365,992)

At September 30, 2006

Currently payable	$ --
Deferred tax (benefit)	(3,346,397)

Total	(3,346,397)
Valuation allowance	3,346,397

Net provision for income taxes	$ --

At September 30, 2006, the Company has an aggregate deferred tax asset of approximately $6,010,000, representing the net operating loss carry forwards which expire in 2021 through 2026. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	RELATED PARTY TRANSACTIONS

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

The minimum annual service fees for 2005 and 2006 are $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement. For the nine months ended September 30, 2006, the Company has paid the Institute service fees aggregating $378,350. Subsequent to September 30, 2006, the Company made additional payments to the Institute and has satisfied the minimum annual service fee for 2006. The Company may terminate the Services Agreement by giving the Institute four weeks’ prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year’s service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $1,500 per month through November 2005, and $2,250 per month through March 2006, $4,500 per month through August, 2006, and currently $8,000 per month.

Effective January 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow.

Legal Services

The Company paid or accrued legal fees for the three months and nine months ended September 30, 2006, of approximately $101,000 and $576,000, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company. In comparison, the Company paid or accrued legal fees for the three months and nine months ended September 30, 2005, of $207,000 and $371,000, respectively, to the same law firm.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	COMMITMENTS

Employment Agreements

On January 7, 2005, the Company entered into three, 3-year employment agreements with certain of its executives. These agreements include automatic increases if the Company achieves certain financing and revenue targets.

In connection with these employment agreements, the executives received performance-based stock options to purchase up to 3.1 million shares of the Company’s common stock at a price of $0.32 per share. The stock options are exercisable over a 5-year period. The stock options vest as follows:

½ of the total	When EBITDA exceeds $2 million or

revenue exceeds $6 million

½ of the total	When EBITDA exceeds $4 million or

revenue exceeds $10 million

The employment agreements also contain a “change of control” provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. No options were vested at September 30, 2006 or December 31, 2005.

Operating Leases

Effective December 5, 2005, the Company entered into a two year lease for office space in New York City at a monthly rent of $4,600. The lease expires in 2007.

Minimum annual rental commitments under the lease are as follows:

Years Ended December 31,	Amount

2006	$ 55,200
2007	50,700

$105,900

Effective January 1, 2006, the Company entered into a one year lease for an apartment in Moscow at a monthly rent of $5,000. (See Note 11). Minimum annual rental commitments under the leases for 2006 is $60,000.

13.	PREFERRED STOCK

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

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

	MAPPING SERVICES	OIL AND GAS OPERATIONS	DIAMOND OPERATIONS	TOTAL

REVENUES	$ 260,000	$ --	$ --	$260,000

COST OF SALES	49,000	--	--	49,000

GROSS PROFIT	211,000	--	--	211,000

OTHER OPERATING COSTS AND EXPENSES	--	(5,541,329)	--	(5,541,329)

WRITE OFF OF OIL AND GAS PROPERTIES	--	(5,042,869)	--	(5,042,869)

OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	--	(1,025,885)	--	(1,025,885)

TOTAL COSTS AND EXPENSES	--	(11,610,083)	--	(11,610,083)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND INCOME
TAXES	211,000	(11,610,083)	--	(11,399,083)

NONCONTROLLING INTEREST	--	3,033,091	--	3,033,091

PROVISION FOR INCOME TAXES	--	--	--	--

NET PROFIT (LOSS)	$211,000	$(8,576,992)	--	$(8,365,992)

15.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The use of fair values is an integral part of the Company’s operations. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes certain thresholds and measurement attribute for the financial statement recognition and measurement of a specific tax position taken or expected to be taken the entity’s tax return. The Interpretation is effective for fiscal years after December 15, 2006.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

15.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

16.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2006 and 2005 financial statements, the Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has a significant working capital deficiency at September 30, 2006 and accumulated deficits at September 30, 2006 and December 31, 2005. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy.

17.	SUBSEQUENT EVENTS

Shares Issued for Services

On October 8, 2006, the Company entered into an agreement with Basic Investors for business consulting services for a term of three months, pursuant to which the Company issued 250,000 shares of common stock.

On October 10, 2006, the Company issued 150,000 shares of common stock to an individual, in consideration for consulting services in connection with the Company's oil and gas operations.

On October 10, 2006, the Company issued to an individual, in consideration for consulting services in connection with the Company's oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share.

COMPUPRINT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	SUBSEQUENT EVENTS (CONTINUED)

On October 16, 2006, the Company entered into an agreement with ALLK, Inc. for business consulting services for a term of three months, pursuant to which the Company issued 50,000 shares of common stock. Subject to the fulfillment of certain vesting conditions under the terms of the agreement, the Company may be required to issue an additional 100,000 shares.

On October 27, 2006, the Company granted stock warrants to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to the Company’s Chief Financial Officer.

Sale of Securities

On October 30, 2006, the Company entered into a Securities Purchase Agreement, dated October 13, 2006, with an accredited individual investor, pursuant to which the Company sold 750,000 shares of common stock, and warrants to purchase 150,000 shares of common stock, exercisable until October 29, 2008 at $2.00 per share, for the aggregate purchase price of $150,000.

Reincorporation

Effective November 13, 2006, the Company reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the "Plan"), by merging into the Company's wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc., a corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., with all shares previously outstanding of Terra Energy & Resource Technologies, Inc. were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of the Company’s shares at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in the Company's authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock; each with a par value of $0.0001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

FORWARD LOOKING STATEMENTS

These management discussion and analysis contain forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil industry. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”), Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) and New Found Oil Partners, LP. As of September 30,, 2006 neither TexTerra nor Tierra Nevada are engaged in active resource projects.

To date, the Company has drilled one well on the Davidson lease in Texas and one well on a lease obtained from the Bureau of Land Management in the Railroad and White River Valley. While the well on the Davidson lease originally looked promising, the reservoir quality was not sufficient and the Company has decided the well is not commercially viable. In connection with the Nevada well, the Company experienced problems with the rig it leased and for safety reasons decided to plug the well before reaching the target depth. The capitalized costs incurred with both of these well projects were written off during the third quarter of 2006.

During the third quarter of 2006, the Company obtained land leases in West Deweyville for a drilling project. The Company also bought a minority interest in a project neighboring the West Deweyville project to obtain data from the drilled well.

As of September 30, 2006, New Found Oil Partners and Namterra Mineral Resources (Pty) Ltd (“Namterra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

PLAN OF OPERATION

Terra Insight Corporation was formed in January 2005. The Company’s plan of operation for the next twelve months is to focus on both obtaining cash fee for service business as well as using its technology to obtaining royalty or ownership rights in projects on which we provide professional services. During the first quarter of 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the second calendar quarter of 2006. During the three months ended September 30, 2006, the Company directed increased focus on fee for service business and began work on a $2.5 million service contract it obtained from a major foreign international oil company.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties and the estimated collectibility of accounts receivable.

Cash Position

The Company has incurred substantial losses from continuing operations, sustained substantial operating cash outflows and has a working capital deficit. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. However, there is no assurance that the Company will achieve profitable operations or cash flow.

Management believes that such working capital deficit, losses and negative operating cash flows will hopefully be overcome through a combination of cash generated from fee for service work, proceeds from the Petrobras agreement entered into during the third calendar quarter, revenue from successful projects and from sales of equity and debt obligations, including a $5 million investment which the Company is negotiating with an investor who is already a shareholder of the Company.

Oil and Gas Properties

For oil and gas properties, costs associated with lease acquisitions and land costs have been capitalized. Such unproven properties are valued at the lower of cost or fair value.

Reserve Estimates

The Company currently does not own any oil and gas reserves.

The Company’s estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Capitalized costs of proved reserves will be amortized by the unit-of-production method so that each unit is assigned a pro-rata portion of unamortized costs. The Company has no proved reserves and no costs have been amortized.

Accounts Receivable

For accounts receivable, if any, we estimate the net collectibility, considering both historical and anticipated trends as well as the financial condition of the customer.

RESULTS OF OPERATIONS – QUARTER ENDED SEPTEMBER 30, 2006 AND 2005

Our results of operations for the three and nine months ended September 30, 2006 and 2005 are discussed below.

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO

THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenues

Revenues from services for the three months ended September 30, 2006 and 2005 were $0 and $632,150, respectively. Revenue arose solely from the Company performing service work rather than for an ownership or royalty interest in projects or leaseholds. During the third quarter of 2006, the Company did not complete services under any contract to provide mapping services; however, the Company did obtain a new contract totaling $2.5 million for services from a foreign international oil exploration and production company to provide mapping services. The Company expects to complete the contract prior to December 31, 2006. The Company has been in discussions with other companies to obtain additional fee for service agreements.

Negotiations to obtain ownership or royalty positions take longer than the negotiations for fee for service arrangements. During the three months ended September 30, 2006, the Company entered into agreements with Calik Energy and Brazza Mining to render services in return for a small cash fee and a working interest in the respective projects.

In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. We will not generate cash revenues from such projects in fiscal year 2006.

Cost of Revenues

Costs associated with revenue for the three months ended September 30, 2006 and 2005 were $0 and $298,945, respectively. The Company’s cost of revenues consists primarily of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The Company’s cost of revenue as a percentage of total revenues for the three months ended September 30, 2006 and 2005 was 0% and 47.3%, respectively.

Other Operating Costs and Expenses

Other operating costs and expenses (before the writeoff of oil and gas properties) for the three months ended September 30, 2006 and 2005 were $2,528,336 and $708,117, respectively. As a percentage of total revenues for the three months ended September 30, 2005, operating expenses were approximately 112%. Operating expenses for the three months ended September 30, 2006 consisted primarily of professional fees of approximately $200,000 management and employee salaries of approximately $270,000, stock option expense (to employees) of approximately $557,005, and travel related expenses of approximately $48,000. Operating expenses for the three months ended September, 2005 consisted primarily of professional fees of approximately $360,820, management and employee salaries and benefits of $176,960, office facilities expense of $17,358 and travel related expenses of approximately $60,959.

The majority of the professional fees result from legal and accounting services, and from the engagement of various consultants to assist the Company in marketing our business and attracting new customers.

Our employee compensation expenses have increased in fiscal year 2006 over those in 2005 as we have hired a chief financial officer, the salary costs of our Russian representative office have increase, salaries have increased from the artificially low level in place during fiscal 2005 and the Company has taken over additional office space and experienced a rent increase. Our operating expenses may increase further as funding improves and more drilling projects are commenced. Such increased activity level would likely result in existing independent consultants joining the Company as employees and additional staff being hired. The Company has plans to open an office in Texas when activity levels justify such a presence.

Travel related expenses can be expected to increase in the future, as many of our customers, prospective customers and/or projects, are located in western United States and in foreign countries.

To the extent the Company engages in projects to obtain royalties or ownership rights instead of solely for cash fees, our cash flow may be negatively impacted and our operating expenses as a percentage of revenues may increase significantly as revenues from royalties or ownership rights may take years to be realized.

Expense on Conversion of Indebtedness

On September 20, 2006, the holder of the convertible debentures issued by the Company converted $4 million of 6% convertible debentures due December 31, 2007 and $1,000,000 of 7% convertible debentures due December 31, 2008 into 10,000,000 shares of common stock (conversion price of $0,50 per share). Because the conversion was induced by lowering the conversion rate from $1.00, the Company recognized an expense of $1 million on the issuance of an additional 5 million shares of common stock which had a market price of $0.20 on the date of conversion.

Interest Expense

Because the conversion price of all of the debentures were 25% less than the closing trading price on the relevant commitment dates when the debentures were issued, the convertible debentures contain an aggregate beneficial conversion feature of $1,250,000. This discount was being amortized as a component of interest expense over the redemption period.

Total interest expense for the period was $999,249 consisting of $817,079 relating to unamortized discount on the converted debentures, $69,750 relating to interest on the convertible debentures at the stated rate and $112,420 relating to amortization of the beneficial conversion feature. The Company also recognized $253,554 of income relating to accrued interest which will not be paid due to the conversion.

Net Loss

The net loss for the three months ended September 30, 2006 and 2005 was $5,148,973 and $461,995, respectively. In summary, the difference in net loss between the quarters resulted from writeoffs of oil and gas properties in the quarter ended September 30, 2006 of approximately $4,898,000, recognition of $1 million debt conversion expense, the lack of revenue in the quarter ended September 30, 2006 and the doubling of operating expenses in the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 COMPARED TO

NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

Revenues

Revenues from services for the nine months ended September 30, 2006 and September 30, 2005 were $260,000 and $732,150, respectively. The revenues for both periods were derived from sales related to our mapping and surveying services. The sales revenue for the nine months ended September 30, 2006 was obtained from a customer who starting working with the Company during 2005. The bulk of the services on that client contract were delivered in 2005.

The lack of revenue during the earlier part of the year arose from the Company’s focus on seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for service revenue. During the third quarter, the Company has increased its focus on fee for service business. This change in focus resulted in the Company entering into an agreement to deliver $2.5 million in services to a major oil and gas exploration and development company during the three months ended September 30, 2006.

Negotiations in connection with ownership or royalty positions take longer than the negotiations for fee for service arrangements. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced.

Cost of Revenues

The costs associated with our revenue were $49,000 for the nine months ended September 30, 2006 and $368,945 for the nine months ended September 30, 2005. As a percentage of net revenues, cost of revenues for the nine months ended September 30, 2006 were approximately 19% versus 50% for the nine months ended September 30, 2005. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The Company anticipates that its costs of revenue will ordinarily be approximately 60% of such revenue.

Other Operating Costs and Expenses

Operating expenses for the nine months ended September 30, 2006 and September 30, 2005 were approximately $5,541,000 and $1,281,000, respectively. Operating expenses as a percentage of net revenues for the nine months ended September 30, 2006 and September 30, 2005 were approximately 2,131% and 175%, respectively. Operating expenses for the nine months ended September 30, 2006 consisted primarily of professional fees of approximately $1,048,000, management and employee salaries of $870,000, stock option expense (to employees) of approximately $1,247,000, and travel related expenses of $352,000. Operating expenses for the nine months ended September 30, 2005 consisted primarily of professional fees of approximately $591,483, management salaries and benefits of approximately $395,771, office facilities expense of $26,958 and travel related expenses of approximately $155,103.

On September 20, 2006, the holder of the convertible debentures issued by the Company converted $4 million of 6% convertible debentures due December 31, 2007 and $1,000,000 of 7% convertible debentures due December 31, 2008 into 10,000,000 shares of common stock (conversion price of $0,50 per share). Because the conversion was induced by lowering the conversion rate from $1.00, the Company recognized an expense of $1 million on the issuance of an additional 5 million shares of common stock which had a market price of $0.20 on the date of conversion

The majority of the professional fees result from legal and accounting fees.

Our employee compensation expenses have increased in fiscal year 2006 over those in 2005 as we have hired a chief financial officer, the salary costs of our Russian representative office have increased, salaries have increased from the artificially low level in place during fiscal 2005 and the Company has taken over additional office space and suffered a rent increase. Our operating expenses may increase further as funding improves and more drilling projects are commenced. Such increased activity level would likely result in existing independent consultants joining the Company as employees and additional staff being hired. The Company has plans to open an office in Texas when activity levels justify such a presence.

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

Interest Expense

On September 20, 2006, the holder of the convertible debentures issued by the Company converted $4 million of 6% convertible debentures due December 31, 2007 and $1,000,000 of 7% convertible debentures due December 31, 2008 into 10,000,000 shares of common stock (conversion price of $0.50 per share), Because the conversion price of all of the debentures were 25% less than the closing trading price on the relevant commitment dates, the convertible debentures contain an aggregate beneficial conversion feature of $1,250,000. This discount was being amortized as a component of interest expense over the redemption period. Total interest expense for the period was $999,249 consisting of $817,079 relating to unamortized discount on the convertible debentures, $69,750 relating to interest on the convertible debentures at the stated rate and $112,420 relating to amortization of the beneficial conversion feature.. The Company also recognized $253,554 of income relating to accrued interest which will not be paid due to the conversion.

Net Loss

The net loss for the nine months ended September 30, 2006 and September 30, 2005 was $8,365,992 and $1,005,063, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock and convertible debentures to private investors. As of September 30, 2006 and September 30, 2005, we had cash on hand of and $1,241,354 and $2,300,925, respectively.

Operating Activities

For the nine months ended September 30, 2006, cash flows from operating activities resulted in deficit cash flows of $479,356 primarily due to a net loss of $8,365,992, less non-cash changes of approximately $5,678,092, consisting principally of noncontrolling interest ($3,017,936), amortization of deferred compensation (employees) ($1,047,601) and writeoff of oil and gas properties ($5,042,869), and adjustments for a decrease in restricted cash $800,000, an increase in accounts receivable of $425,000, an increase in accounts payable of $1,650,658 and interest on convertible debentures of $970,688. For the nine months ended September 30, 2005, cash flow from operations activities resulted in deficit cash flows of $458,422, primarily due to a net loss of $1,005,063, less non-cash charges of approximately $139,000, and adjustments for an increase in deferred costs of $104,000, an increase in prepaid expenses of $186,401, an increase in accounts payable and accrued expenses of $405,510, an increase in deferred revenues of $260,000, an increase in accrued interest on convertible debentures of $32,712.

Investing Activities

Cash used by investing activities was $5,947,742 for the nine months ended September 30, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada. Cash used by investing activities for the nine months ended September 30, 2005 was $1,442,382. The cash was used primarily for payments on land leases in Nevada in the amount of $435,516 and related acquisition costs of $928,812, which were capitalized.

Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Financing Activities

For the nine months ended September 30, 2006, cash provided by financing activities was $5,367,527, comprised of sale to Enficon Establishment of $2,000,000 of convertible debentures and investment by Enficon in Tierra Nevada and TexTerra of $3,367,527. For the nine months ended September 30, 2005, cash provided by financing activities was approximately $4.5 million, comprised of the net proceeds of approximately $1.5 million from the sale of common stock and the proceeds of convertible debentures aggregating $3 million.

Future Needs

Management of the Company has concerns as to the ability of the Company to continue as a going concern in the absence of raising additional equity capital, debt financing or significant new fee for service business. While the Company is engaged in serious ongoing discussions with several entities including an existing shareholder to make the needed equity investment, there can be no assurance that such discussions will be successful or if concluded will close. In addition, the Company is continuing with late stage negotiations with an existing client to perform additional services under a contract for in excess of $1 million dollars. There can be no assurance that such negotiation concludes successfully or, that if concluded, the required payments are made. Management believes that if the Company is successful in obtaining such new fee for service contract prior to December 31, 2006, the Company will be able to meet its cash needs over the next 12 months through a combination of cash generated from such fee for service work, proceeds from the Petrobras agreement entered into during the third quarter and from the sale of equity and debt obligations.

As of November 20, 2006, we have satisfied our minimum payment requirements to the Institute for calendar 2006.

In the event the Company still lacks sufficient working capital, we will seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

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

The Company has not received certain funding it expected to receive from Enficon Establishment or KIG as a result of the breach of certain agreements by KIG and Enficon Establishment.

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

EMPLOYEES

We anticipate the need to hire several management, technical, sales, and marketing employees in the next twelve months, depending on the rate of growth of our business. As of September 30, 2006, we had seventeen employees. We intend to hire additional management, technical, sales and marketing employees in the next twelve months, depending on the rate of growth of our business.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company’s financial statements issued in 2008; however, earlier application is encouraged. The use of fair values is an integral part of the Company’s operations. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes certain thresholds and measurement attribute for the financial statement recognition and measurement of a specific tax position taken or expected to be taken the entity’s tax return. The Interpretation is effective for fiscal years after December 15, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2006, we entered into an agreement with Enficon Establishment that modified the terms of the Securities Purchase Agreement with Enficon, dated as of June 30, 2005, and modified the conversion price of the outstanding 6% convertible debentures, in the aggregate principal amount of $4 million, issued pursuant to the Securities Purchase Agreement. On September 20, 2006, we also entered an agreement with Enficon that modified the terms of the outstanding 7% convertible debenture, in the principal amount of $1 million, issued on June 16, 2007 to Kiev Investment Group, an affiliate of Enficon that had assigned its rights to Enficon to the 7% debentures. The modifications adjusted the conversion price of the 6% debentures and the conversion price of the 7% debentures $0.50 per share. In connection with the adjustment in the conversion price, on September 20, 2006, Enficon also delivered notices of conversion to convert the entire $5 million in outstanding debentures into an aggregate of 10 million shares of our common stock. No interest is payable on the converted debentures. As of September 20, 2006, we do not have any convertibles debentures outstanding.

On September 21, 2006, we issued to Global Scan Technologies, LLC, in consideration for at-cost pricing for satellite data acquisition, processing and geophysical interpretation services, 250,000 shares of common stock and warrants exercisable into 250,000 shares of common stock for a period of one year at $0.50 per share.

On September 25, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.21 per share, to each of the following employees. The options vested immediately.

Ivan Railyan, Chairman of the Board Roman Rozenberg, Chief Executive Officer Dan Brecher, Managing Director Dmitry Vilbaum, Chief Operating Officer

On October 8, 2006, we entered into an agreement with Basic Investors for business consulting services for a term of three months, pursuant to which we issued 250,000 shares of common stock.

On October 10, 2006, we issued 150,000 shares of common stock to Ramzi Halasa, an individual, in consideration for consulting services in connection with our oil and gas operations.

On October 10, 2006, we issued 150,000 shares of common stock to Vladimir Erokhin, an individual, in consideration for consulting services in connection with our oil and gas operations.

On October 10, 2006, we issued to Brunzo Luz, an individual, in consideration for consulting services in connection with our oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share.

On October 10, 2006, we issued to Pedro Celestino, an individual, in consideration for consulting services in connection with our oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share.

On October 16, 2006, we entered into an agreement with ALLK, Inc. for business consulting services for a term of three months, pursuant to which we issued 50,000 shares of common stock. Subject to the fulfillment of certain conditions of service under the terms of the agreement, we may be required to issue an aggregate of an additional 100,000 shares for the last two months of service.

On October 27, 2006, we granted stock warrants to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to Eric M. Weiss, Chief Financial Officer.

On October 30, 2006, we entered into a Securities Purchase Agreement, dated October 13, 2006, with Jan Arnett, an accredited individual investor, pursuant to which we sold 750,000 shares of common stock, and warrants to purchase 150,000 shares of common stock, exercisable until October 29, 2008 at $2.00 per share, for the aggregate purchase price of $150,000.

ITEM 5.	OTHER INFORMATION

In August 2006, in connection with certain oil and gas exploration services provided by, and credit advanced by and expenses incurred by, Schlumberger Technology Corporation for the benefit of Tierra Nevada Exploration Partners, LP, Terra Insight Corporation and CompuPrint, Inc. entered into agreements guaranteeing payment.

In August 2006, we entered into a service agreement with Brazza Mining and Resources SARL, pursuant to which we are to provide geological analysis of potential diamond-bearing sites, in consideration of an initial payment of $20,000 and a 1% equity participation interest in the project, with an investment right for up to a 5% equity participation interest in the project.

In August 2005, we entered into a service agreement with Petrobras International Braspetro BV, a subsidiary of Petrleo Brasileiro S.A. – Petrobras, pursuant to which we are to provide geological analysis of potential hydrocarbon deposits, in consideration of a cash payment of $2.5 million, payable in four installments, subject to delivery of analysis reports.

On September 21, 2006, we entered into a third amendment to a consultant agreement, pursuant to which the Company agreed to issue 325,000 shares of common stock if it does not opt to terminate the agreement. As amended, we are required to issue such shares of common stock if we do not opt to terminate the agreement prior to November 30, 2006.

ITEM 6.           EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

10.1*	Guaranty Agreement, dated as of July 12, 2006, between CompuPrint and Schlumberger Technology Corporation
10.2*	Guaranty Agreement, dated as of July 12, 2006, between Terra Insight Corporation and Schlumberger Technology Corporation
10.3	Further Modification to Protocol Agreement, entered August 8, 2006 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 14, 2006)
10.4*	Service Contract with Brazza Mining and Resources SARL, dated August 10, 2006
10.5*	Service Agreement with Petrobras International Braspetro BV
10.6	Modification to Securities Purchase Agreement dated June 30, 2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 22, 2006)
10.7	Modification to 7% Convertible Debenture (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed on September 22, 2006)
10.8*	Third Amendment to Consultant Agreement, dated September 21, 2006
10.9*	Form of Warrant issued September 21, 2006
10.10*	Form of Stock Warrant issued to employees on September 25, 2006 and October 27, 2006
10.11*	Securities Purchase Agreement with Jan Arnett, dated as of October 13, 2006
11*

Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-QSB.

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
_____ * Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2006 Dated: December 15, 2006	COMPUPRINT, INC. By: /s/ Roman Rozenberg Roman Rozenberg Chief Executive Officer By: /s/ Eric M. Weiss Eric M. Weiss Chief Financial Officer