Form 10KSB
period 2006-12-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2007-04-18
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________.

Commission file number: 333-90272

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

DELAWARE	56-1940918

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

99 Park Avenue, 16th Floor, New York, NY	10016

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 286-9197

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year ended December 31, 2006: $2,800,000.

The aggregate market value of voting and non-voting stock of the issuer held by non-affiliates, based on the average of the bid and ask prices on December 31, 2006, was $5,337,373.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of December 31, 2006, we had 55,958,338 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

PART I

IITEM 1. DESCRIPTION OF BUSINESS

General Overview

We are a Delaware corporation named Terra Energy & Resource Technologies, Inc.

We only recently began our current business operations, on May 19, 2005, when we acquired the business of Terra Insight Corporation. We conduct substantially all of our activities through our wholly-owned subsidiary, Terra Insight Corporation. Terra Insight Corporation is a Delaware corporation, incorporated on January 7, 2005, that provides mapping and analysis services for exploration companies related to natural resources to be found beneath the surface of the earth utilizing unique technologies and scientific analysis techniques. Prior to May 19, 2005, we had substantially no operations.

We maintain our executive offices at 99 Park Avenue, 16th Floor, New York, New York 10016, telephone number: 212-286-9197. We maintain a web site at www.terrainsight.com.

Current Status of the Company

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.5 million). As of March 31, 2007, we have no substantial cash balance. These factors raise substantial doubt about our ability to continue as a going concern.

We have two revenue sources:

(1)

Revenue from providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources; and

(2)	Revenue from projects that we undertake through joint venture and similar relationships with third parties.

Cost of revenues relate to fees paid to The Institute of Geoinformational Analysis of the Earth (the “Institute”), a related entity, pursuant to an exclusive licensing agreement and a services agreement with us. The Institute is a Lichtenstein corporation, with a principal office located in Moscow, Russia. The Institute is a professional services firm, owned and operated by our Chairman, Ivan Railyan. During 2006, the fees paid to the Institute increased as a percentage of revenue from 44.0% to 68.7%.

Since our inception in May 2005 until December 31, 2006, we generated $3,532,150 in cumulative revenue, incurred cumulative cost of revenues of $2,245,785, and earned a cumulative gross profit of $1,286,365. Against such cumulative gross profit, we have incurred $9,830,296 of cumulative operating costs and wrote-off a cumulative total of $6,884,937 of oil and gas properties. These consisted principally of two unsuccessful drilling projects (Bellows in Texas and Sage in Nevada). This resulted in a combined loss before provision for noncontrolling interest for calendar years 2005 and 2006 of $2,306,290 and a net loss of $14,348,361. The level of fee for service business has not been sufficient to support our operational expenses. To date, we have not had a successful drilling project.

We have no proven hydrocarbon reserves. Our principal asset is our investment in the West Deweyville prospect, oil and gas leases in the State of Nevada, and Namibia diamond exploration leases. We used our cash balance at December 31, 2006 and have no substantial cash balance at March 31, 2007.

We have supported our operations through the sale of an aggregate of $5 million of convertible debentures ($2 million on July 5, 2005, $1 million on September 8, 2005, $1 million on April 12, 2006, and $1 million on June 16, 2006), sale of $3,434,182 of noncontrolling interest in drilling limited partnerships (for Tierra Nevada, $1,000,000 on April 14, 2006, $350,000 on July 19, 2006, and $680,000 on August 9, 2006, and for TexTerra, $139,963 on February 22, 2006, $1,133,720 on March 31, 2006, $49,000 on April 28, 2006, $30,000 on May 2, 2006, and $51,499 on December 31, 2006), and proceeds of $3,136,955 from the issuance of common stock.

Our ability to continue as a going concern is dependent on our ability to obtain new capital.

Organization History

We were originally incorporated on September 15, 1995 in the State of North Carolina with the name CompuPrint, Inc. Prior to 2002, CompuPrint was a remanufacturer and distributor of laser and ink jet printer cartridges. On August 19, 2003, CompuPrint sold all of its operations and assets in exchange for forgiveness of debt, after which CompuPrint had no material operations and was searching for new business opportunities.

On May 19, 2005, CompuPrint entered into a Split-Off Agreement with David Allison, its sole officer, director and controlling shareholder. CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc., a newly formed North Carolina corporation, in exchange for all of the equity of CompuPrint Ventures, Inc. Immediately following the transfer, CompuPrint transferred all of its equity of CompuPrint Ventures to Mr. Allison in exchange for 13,086,360 shares of our common stock that he held, which were then cancelled, and for the release by Mr. Allison of all rights to any amounts advanced or otherwise loaned by him to CompuPrint.

On May 19, 2005, CompuPrint entered into an Agreement and Plan of Reorganization with Terra Insight Corporation and its shareholders. In a transaction viewed as a reverse acquisition, CompuPrint issued 35,029,980 shares of common stock, constituting approximately 90% of its outstanding common, in exchange for all of the equity of Terra Insight Corporation. The shareholders of Terra Insight Corporation received the following number of shares of CompuPrint’s common stock: Ivan Railyan, 29,775,483 shares; Roman Rozenberg, 3,502,998 shares; and Dan Brecher, 1,751,499 shares. Mr. Allison resigned as an officer and director of CompuPrint, and Mr. Railyan, Mr. Rozenberg and Mr. Brecher were appointed to as directors and officers of CompuPrint. No director, executive officer or affiliate of Terra Insight Corporation had any direct or indirect interest in CompuPrint prior to the completion of the reverse acquisition.

On July 6, 2005, we formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, to engage in oil projects in the State of Nevada. The general partner of Tierra Nevada Exploration Partners is Terra Resources, Inc., a wholly-owned subsidiary of Terra Insight Corporation. Terra Resources is a Delaware corporation formed on April 4, 2005. We utilize Terra Resources for our ownership of oil and gas interests and mining licenses.

On July 12, 2005, we formed an entity named New Found Oil Partners, LP, a Delaware limited partnership. The entity was formed to engage in future oil and gas activities in the Western United States. Terra Resources is the general partner of the partnership.

On January 4, 2006, we formed an entity named TexTerra Exploration Partners, LP, a Delaware limited partnership, to engage in oil projects in the State of Texas. Terra Resources is the general partner of the partnership.

On January 17, 2006, Terra Resources acquired a 95% equity interest in Namterra Mineral Resources (Proprietary) Limited, an entity organized under the laws of the Republic of Namibia. The entity holds six licenses in the Republic of Namibia for the prospecting of precious stones.

On March 20, 2006, we formed an entity named Terra Resources Operations Co., Inc., a Texas corporation wholly-owned by Terra Resources. The entity was formed as a shell entity for future operations in the State of Texas, and has not engaged in any material operations to date.

On August 24, 2006, we formed Terra Insight Technologies Corporation, a wholly-owned Delaware corporation. The entity was formed as a shell entity to be utilized for future general corporate purposes, and has not engaged in any material operations to date.

Effective November 13, 2006, we reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006, by merging into Terra Energy & Resource Technologies, Inc., a wholly-owned Delaware corporation formed for the purpose of reincorporation. Pursuant to the merger agreement, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the merger agreement, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The merger agreement was approved by the holders of a majority of Shareholders at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in our authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

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

Most of the mapping and analytic services are performed with the use of technology and services obtained from The Institute of Geoinformational Analysis of the Earth (the “Institute”), pursuant to an exclusive licensing agreement and a services agreement. The Institute is a Lichtenstein corporation with a principal office located in Moscow, Russia. The Institute is owned and operated by our President and Chairman, Ivan Railyan, which specializes in the development and application of remote sensing and geographic information technologies. Remote sensing and spatial database technologies are tools used by natural resource scientists to better understand, use and manage the Earth’s resources. We have an exclusive, worldwide renewable license for a 30-year term from 2005 for the use of the technology of the Institute. We are required to pay the Institute $600,000 each year under the license agreement. The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us.

Products and Services

We provide information, consulting services and reports that include geological maps of a defined geographic territory and our analyses and assessment of the likelihood of the existence of a targeted-for natural resource in a specifically requested territory, so that our customers can assess the commercial prospects of exploring, drilling or mining in a specified area.

We provide our services to "customers" for a cash fee, on a per service transaction basis to our customers. Our services are not available to the general public. Going forward, we intend, if financing permits, to farmin to other parties drilling projects based on a review of the farmin package and the results of our STeP technology. The goal is to improve the value of our technology as a predictive tool and to generate reserves. In addition, we intent to farmout our West Deweyville prospect and seek joint venture and similar relationships with third parties to map certain geographic areas in exchange for royalties, participation or other oil or mineral rights; acquiring licenses for targeted oil and mineral rights, and, acquiring stock, royalties and working interests in exploration projects. We may also seek to invest in, arrange for, or contribute capital to, such exploration projects.

Sales and Marketing

To date, our customers have been those of whom our executives had direct prior knowledge. We seek customers on an individual basis. We do not utilize a sales or marketing team.

Competitive Business Conditions

We believe the principal competitive factors in our business are the accuracy of information we provide to customers and price. Although we do not believe that we have a direct competitor for our particular service offering, we do face significant competition within the natural resource exploration service industry. We compete against major natural resource exploration and production companies that conduct their geological and exploration analysis in-house, and other independent geological and information companies, consultants and service providers. This includes companies and consultants that provide software for visualizing, analyzing and modeling sub-surface structures, that provide geology maps and databases, and that perform geological interpretation and assessment services. Our technology has not been verified in North American, Western Europe, Africa or the Middle East. It has been used in the former Soviet Union and in Eastern block companies.

Dependence on Major Customers

For the year ended December 31, 2006 we derived substantially all of our revenue from one customer.

For the year ended December 31, 2005, we also derived substantially all our revenue form one client; a different client than the principal client in 2006.

License Agreement with the Institute

We have an exclusive, worldwide renewable license for a 30-year term from 2005 for the use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. We are required to pay the Institute $600,000 each year under the license agreement until we have achieved certain milestones, upon which the payments increase.

Services Agreement with the Institute

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

Current Insolvency

We have incurred large operating losses and as of December 31, 2006 have a large working capital deficit of approximately $1.5 million. As of March 31, 2007, we have no substantial cash balance. These factors raise substantial doubt about our ability to continue as a going concern. In addition, we have been deferring salary payments to its United States executives and employees since September 2006. If such employees cease their work for us, our operations will be adversely impacted.

Oil and Gas Leases

Tierra Nevada Exploration Partners holds eight oil and gas leases, effective as of November 1, 2005, on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. The eight parcels of land total approximately 14,361 acres.

Tierra Nevada Exploration Partners also holds two oil and gas leases (acquired effective as of January 1, 2006) on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management. The two parcels of land total approximately 1,240 acres.

Prospecting Licenses

Our Namibia subsidiary, Namterra Mineral Resources (Pty) Ltd., has been awarded by the Republic of Namibia six exclusive licenses, covering approximately 1.45 million acres of off-shore territory, for the prospecting of precious stones. Five licenses were issued in May 2006 and expire in May 2009 and one license was issued in July 2006 and expires in July 2009.

Exploration Agreements

On April 11, 2006, we entered into an Exploration Agreement with Calik Enerji Sanayi ve Ticaret A.S., a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. We are to provide certain services to identify hydrocarbon exploration targets. We are to receive a 20% working interest in the project, subject to agreement on executing a joint operating agreement, which has not yet occurred. We rendered our report but we did complete the negotiations of the joint operating agreement and wrote off accounts receivable of $30,000 and the working interest in 2006.

In August 2006, we entered into a service agreement with Brazza Mining and Resources SARL, pursuant to which we are to provide geological analysis of potential diamond-bearing sites, in consideration of a payment of $20,000 and a 1% equity participation interest in the project, with an investment right for up to a 5% equity participation interest in the project. We completed the project, issued our report, and recognized $20,000 as revenue in the fourth quarter 2006.

In August 2006, we entered into a service agreement with Petrobras International Braspetro BV (“Petrobras”), a subsidiary of Petrleo Brasileiro S.A. – Petrobras, pursuant to which we provided geological analysis of potential hydrocarbon deposits, in consideration of a cash payment of $2.5 million, which was received between September 2006 and December 2006, pursuant to our delivery of analysis reports. We completed the project, issued our report in December 2006, and recognized $2.5 million in revenue in the fourth quarter 2006.

Tierra Nevada Exploration

On June 30, 2005, we entered into an exploration agreement with Enficon Establishment, a Liechtenstein company, for the formation, operation, financing and development of a Delaware limited partnership, Tierra Nevada Exploration Partners, LP, in connection with the exploration of certain natural resource deposits in the State of Nevada. Our subsidiary, Terra Resources, Inc., is the general partner of the partnership. The plan was to pursue acquisition of the leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells.

In furtherance of the exploration program, on April 6, 2006, we entered into a Protocol Agreement dated April 5, 2006 with Kiev Investment Group, an affiliate of Enficon. Under the Protocol Agreement, Kiev Investment Group undertook various obligations in connection with financing of our company and of the exploration program. We were to provide up to a total of $3 million in funding for the project. Enficon and Kiev Investment Group were to provide up to $3 million as capital contribution in furtherance of the project, whereby they would have a 50% interest as a limited partner in the partnership.

Kiev Investment Group failed to fulfill its financing obligations under the Protocol Agreement. On June 16, 2006, we entered into an agreement, entitled a Modification to Protocol Agreement, the purpose of which was to provide a framework by which Kiev Investment Group was to cure any breaches of its commitments under the Protocol Agreement. Kiev Investment Group failed to fulfill its obligations under the Modification Agreement.

On August 8, 2006, we entered into an agreement with Kiev Investment Group and Enficon Establishment, entitled Further Modification to Protocol Agreement, dated as of August 4, 2006, the purpose of which was to further provide a framework by which Kiev Investment Group was to cure any breaches of its commitments under the earlier agreements. Kiev Investment Group and Enficon materially failed to honor the terms of the agreements.

The drilling of the first well, referred to as the Sage Well, commenced in June 2006. The Company determined this well was not commercially viable and wrote off its investment of $ 3,147,000 in the fourth quarter of calendar 2006.

Davidson Leasehold

As described below, the Company drilled a well prospect on the lease obtained from Davidson Energy on a farmout. The Company determined this well was not commercially viable and the Company wrote-off its investment of approximately $1,930,000 in the fourth quarter 2006.

On January 26, 2006, TexTerra Exploration Partners entered into agreements in furtherance of transactions pursuant to a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement relates to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas. Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1 obtained the Bellows Lease by assignment from the original lessees, Darrel Canion and Marian Canion and from other prior estate holders (Main Plaza Corporation, Jarret B. Meuth and William R. Meuth, Jr who had reserved a mineral fee estate). TexTerra’s leasehold interest is subject to royalty interest to the assignors.

Pursuant to the Farmout Agreement, Davidson Energy and Johnson Children’s Trust assigned to TexTerra was assigned a 70% working interest (70% of the 75% net revenue interest) in and to the Railroad Commission spacing unit (a defined area around a well hole under Texas law). The purchase price for TexTerra’s 70% working interest was TexTerra’s payment of the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by Davidson Energy.

TexTerra’s initial well interest and TexTerra’s interest in the remaining acreage under the leases was, subject to the leases, agreed as earned by deposit by TexTerra of the costs of drilling the initial well, at which time Davidson Energy and Johnson Children’s Trust delivered a fully executed and recordable assignment covering the leases which conveyed to TexTerra a 70% working interest in the initial well spacing unit and a 50% working interest in all other acreage covered by the leases. In 2006, the initial well was drilled and the Company determined this well was not commercially viable.

After the initial well, Davidson Energy and Johnson Children’s Trust were to have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout Agreement are subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children’s Trust elect not to participate in future wells on the lease, they shall receive the carried interest discussed below.

In the event Davidson Energy and Johnson Children’s Trust together decide not to participate in a future well or wells on the lease, Davidson Energy and Johnson Children’s Trust shall promptly deliver a recordable assignment of their working interest in and to the leases and the spacing unit assigned to the proposed well, reserving therefrom a carried interest of a back-in 10% working interest. Such back-in interest shall become effective if and when TexTerra reaches payout on the lease. Payout shall be deemed to have occurred as of the first day of the month following the month in which the result of the following formula is equal to or greater than one: (a) TexTerra cumulative net production revenue (from initial well plus wells subject to backin interest), divided by (b) TexTerra cumulative cost (from initial well plus wells subject to backin interest).

On March 22, 2006, a modification to the Farmout Agreement was signed by the parties. Davidson selected the location of a second well on the lease, and pursuant to the modification, TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or 8,000 feet, and TexTerra is not paying the drilling costs of the second well. In consideration of the limited waiver by TexTerra, with respect to drilling of a third and fourth well, Davidson and Johnson Children’s Trust reduced their working interest in the third and fourth wells from 50% to 25% should they choose to participate.

To fund its obligations under the Farmout Agreement, in January 2006, TexTerra entered into an agreement, entitled Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner. Pursuant to the Limited Partnership Agreement, Enficon paid $1,133,720, which represented 80% of the budgeted costs of $1,417,150, for the initial well on the Davidson Project, and Enficon was to be responsible for 80% of the expenditures for professional fees, including TexTerra’s oil and gas consultant, legal costs, title review fees, the costs of our technical studies, and additional cash calls to cover the direct costs from third parties directly related to the Davidson Project. Terra Resources and Enficon Establishment were to be responsible for additional funding as is required for the initial well in the ratio of 20% to 80%, respectively.

In exchange for Enficon Establishment’s payments pursuant to the Limited Partnership Agreement, TexTerra granted Enficon Establishment an economic interest in the initial well to be drilled in the Davidson Project, to the extent of 65% of the net revenue interest received by TexTerra from the initial well after payment of a 5% overriding royalty to Terra Insight Corporation and after repayment of the budgeted costs paid by Enficon Establishment and Terra Resources. Until such budgeted costs are paid back in full to Enficon Establishment and Terra Resources, TexTerra will pay net revenue it receives from the initial well 80% to Enficon Establishment and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation.

Pursuant to a Protocol Agreement with Kiev Investment Group, an affiliate of Enficon Establishment, we agreed to give Kiev Investment Group the opportunity to finance our interests in the development and exploitation of a third and fourth well on a leasehold in LaSalle County, Texas, in which our lease rights are pursuant to a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children's Trust No. 1, dated January 10, 2006. Upon Kiev Investment Group providing 80% of the future financing in connection with such wells, which has not occurred, it would be entitled to a 65% net profit participation right, after accounting for our entitlement to a 5% overriding royalty and reimbursement of expenses and return of investment capital.

Participation Agreement with Whitmar; West Deweyville Prospect

TexTerra Exploration Partners, LP entered into a Participation Agreement, dated as of June 20, 2006, with Whitmar Exploration Company. Pursuant to the Participation Agreement, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased this interest with the expectation of learning about the local geological conditions. The Company determined this well was not commercially viable and wroteoff its investment of approximately $182,000 in the fourth quarter 2006.

In a separate project, TexTerra has been working with a landman to purchase leases in the area for a prospect that it plans to develop (“West Deweyville”).

Government Regulation and Compliance with Environmental Laws

We are not aware of any federal, state and local laws, rules and regulations affecting our service business as presently conducted. In November 2006, we altered our business model to also engage in activities directly involving the exploration and exploitation of oil and other natural resources, for which we may become required to make the expenditures necessary to comply with applicable health and safety, environmental and other regulations.

As of December 31, 2006, our existing exploration activities have been in the States of Texas and Nevada.

Oil and gas operations are subject to various United States federal, state and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment.

To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of our company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

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

Intellectual property licensed from third parties, including the Institute, is a vital component of our service offerings and, cannot be independently replaced or recreated by us or others.

Employees

As of December 31, 2006, we had seventeen employees. Six persons are officers or directors, and the other employees served in scientific and administrative capacities. Three officers, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, are full time employees. The other officer works on a part-time basis. Eleven non-officer personnel work on a full-time basis. The employees are split between our New York office and Moscow office as follows: six and eleven, respectively. Because of the Company’s insolvency status, the Company ceased paying three of the New York employees starting in September 2006 and has, in general, been paying two of the remaining three employees at the rate of fifty percent of their stated salary until February 2007 when the Company ceased making all salary payments. Notwithstanding the salary deferrals, the employees have continued to work for the Company. In April 2007, our Chief Financial Officer reduced his time commitment to the Company although he continued to work on a substantially full time basis for the Company.

ITEM 2. DESCRIPTION OF PROPERTY

Office Facilities

We presently sublease our executive office facilities in New York, New York, on a month-to-month basis, pursuant to an oral agreement with an officer. The rent was $1,500 per month through November 2005, $2,250 per month through March 2006, $4,500 through August 2006, and is currently at the rate of $8,000 per month. The increases in rent have been due to our occupancy of additional space and increases charged by the landlord. In April 2007, the Company returned 2 offices to the sublessor and reduced its rental expense to $2,000 per month.

We also lease additional office facilities at 150 East 57th Street, New York, New York, pursuant to a lease commenced on December 5, 2005 and ending on December 31, 2007 with an unrelated party, at $4,600 a month.

We also sublease office facilities at Leninski Prospect 132, Suite 707, Moscow, Russia, at approximately $14,000 per quarter. The sublease is pursuant to an oral agreement entered on August 15, 2005 with an unrelated party. The Company anticipates closing this office in the second half of 2007.

In February 2006, we leased an apartment in Moscow, Russia from an unrelated party, at a monthly rent of $5,000, to be used by executives of the Company. The Moscow apartment is not covered by a lease. The Company terminated its occupancy of this apartment in March 2007.

We believe that our present office facilities are suitable for our present needs; however, we may increase or decrease the size of our office facilities, depending on our financial condition.

Oil and Gas Leases

In September 2005, Tierra Nevada Exploration Partners was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management. The parcels total approximately 15,439 acres, at an aggregate purchase price of $435,516. The leases were effective November 1, 2005 and will expire in October 2015.

On December 13, 2005, Tierra Nevada Exploration Partners was the successful bidder in auctions for two separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management. The parcels total approximately 1,240 acres, at an aggregate purchase price of $30,935. The leases were effective as of January 1, 2006 and will expire in December 2015.

Generally, leases from the Bureau of Land Management are issued for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing. Annual rental is $1.50 per acre for the first five years, and $2 per acre after that period, until production begins. Once a lease is producing, the Bureau of Land Management charges a royalty of 12.5% on the production.

The bids for those leases were made without detailed knowledge of the condition of the properties, accessibility to the properties, their suitability for oil and gas operations, the history of prior operations on such properties, the amount of any proven or probable reserves in the properties, or the potential economic significance of the properties.

As of December 31, 2005, total costs incurred in connection with the acquisition of the above-mentioned land leases amounted to $1,663,999, which consisted of acquisition costs in the amount of $1,197,548 and land leases of $466,451.

As of December 31, 2006, total costs incurred in connection with acquisition of oil and gas properties consisted of approximately $1.1 million in the aggregate: approximately $0.5 million of land lease in Nevada; $0.5 million in connection with Deweyville (consisting of payments to our landman, independent third party oil and gas consultant and payments to independent contractor geologists); approximately $72,000 in connection with the Namibia diamond leases; and $25,000 for other projects and equipment.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceeding, nor are we aware of any threatened lawsuits or other legal actions or proceedings, except for demands we received from two drilling service providers to Tierra Nevada Exploration Partners in the amount of approximately $288,000, of which Terra Resources, Inc. is the general partner. The demands relate to invoices for services which remain unpaid to vendors of Tierra Nevada.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 3, 2006, we held a special meeting of shareholders. The four items voted upon at the meeting were:

•	Item 1. Proposal to change corporate name to “Terra Energy & Resource Technologies, Inc.”
•	Item 2. Proposal to reincorporate under the laws of the State of Delaware;
•	Item 3. Proposal to increase the authorized shares of common stock and preferred stock; and
•	Item 4. Proposal to adopt the Company’s 2005 Stock Incentive Plan.

The voting results were as follows:

	For	Against	Abstentions	Non-Votes

Item 1	39,028,378	0	0	0
Item 2	36,690,045	10,000	0	2,328,333
Item 3	36,690,045	0	10,000	2,328,333
Item 4	36,687,045	0	13,000	2,328,333

PART II

IITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TEGR.” Prior to November 16, 2006, the symbol for our common stock was "CPPT."

The following table sets forth, for the fiscal periods indicated, the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year 2005	High	Low

Quarter ending March 31, 2005	$0.10	$0.10
Quarter ending June 30, 2005	$3.00	$0.10
Quarter ending September 30, 2005	$2.00	$1.25
Quarter ending December 31, 2005	$1.25	$0.20

Fiscal Year 2006	High	Low

Quarter ending March 31, 2006	$1.60	$0.24
Quarter ending June 30, 2006	$1.45	$0.12
Quarter ending September 30, 2006	$0.31	$0.16
Quarter ending December 31, 2006	$0.31	$0.16

Stock prices prior to May 19, 2005 reflect a predecessor business, which was essentially a shell company with no material operations, and are not related to our current business operations. On May 9, 2005, we authorized a forward split of our common stock at a ratio of 4.36212 to 1, and for purposes of the quotation on the OTC Bulletin Board, the record date for the forward split was May 26, 2005 with a payment date of May 31, 2005, and an ex-dividend date of June 1, 2005. Stock prices have not been adjusted in the table above to give effect to the forward stock split.

Holders

As of December 31, 2006, we had 27 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On October 8, 2006, we entered into an agreement with Basic Investors for business consulting services for a term of three months, pursuant to which we issued 250,000 shares of common stock. We recognized an expense of $52,500 in connection with the issuance of common stock.

On October 10, 2006, we issued 150,000 shares of common stock to Ramzi Halasa, an individual, in consideration for consulting services in connection with our oil and gas operations. We recognized an expense of $28,500 in connection with the issuance of common stock.

On October 10, 2006, we issued 150,000 shares of common stock to Vladimir Erokhin, an individual, in consideration for consulting services in connection with our oil and gas operations. We recognized an expense of $28,500 in connection with the issuance of common stock.

On October 10, 2006, we issued to Brunzo Luz, an individual, in consideration for consulting services in connection with our oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share. We recognized an expense of $8,435 in connection with the grant of warrants.

On October 10, 2006, we issued to Pedro Celestino, an individual, in consideration for consulting services in connection with our oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share. We recognized an expense of $8,435 in connection with the grant of warrants.

On October 16, 2006, we entered into an agreement with ALLK, Inc. for business consulting services for a term of three months. Pursuant to the agreement, we issued to ALLK 50,000 shares of common stock in October 2006, and an additional 50,000 shares in November 2006, and an additional 50,000 shares in December 2006. We recognized an expense of $37,250 in connection with the issuance of common stock.

On October 27, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to Eric M. Weiss, Chief Financial Officer. We recognized an expense of $49,945 in connection with the grant of options.

On October 30, 2006, we entered into a Securities Purchase Agreement, dated October 13, 2006, with Jan Arnett, an accredited individual investor, pursuant to which we sold 750,000 shares of common stock, and warrants to purchase 150,000 shares of common stock, exercisable until October 29, 2008 at $2.00 per share, for the aggregate purchase price of $150,000.

On November 27, 2006, we entered into a consulting agreement, as subsequently amended, with Leapfrog Capital Group, LLC, for a term of one year, pursuant to which we issued 375,000 shares of common stock in November 2006, and an additional 375,000 shares in March 2007. We recognized an expense of $202,500 in connection with the issuance of common stock.

On December 12, 2006, each of Roman Rozenberg and Dan Brecher exercised stock options granted on September 25, 2006 to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.21 per share.

On January 26, 2007, we entered into a consulting agreement with Jennifer Bisulca, an individual, pursuant to which we issued 75,000 shares of common stock.

On February 26, 2007, we entered into a Securities Purchase Agreement, dated as of February 15, 2007, with Jan Arnett, an accredited individual investor, pursuant to which we sold 500,000 shares of common stock, and warrants to purchase 200,000 shares of common stock, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. Additionally, the exercise price and the initial exercise date of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to Mr. Arnett pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted to have the exercise price and the exercise date of the warrants issued on February 26, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

“Forward-Looking” Information

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 7, “Financial Statements” in this Annual Report on Form 10-KSB.

INTRODUCTORY NOTE

Operating Entities

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

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”), Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) and New Found Oil Partners, LP. Since the third quarter of 2007, neither TexTerra nor Tierra Nevada or other entities affiliated with the Company have been engaged in active resource projects.

Our Operations and Plans

During 2005 and the first part of 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused its efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major Brazilian oil and gas exploration company, during the second half of 2006.

During the next twelve months, we anticipate focusing on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of the STeP technology. We intend to demonstrate the value of our licensed technology by pursuing a "farmin" strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees and ceased paying all salaries to our employees (with one exception) in February 2007. These unpaid salaries have been accrued. On December 31, 2006, accrued and unpaid salaries totalled $196,347. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

During the first quarter of 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the second calendar quarter of 2006. During the three months ended September 30, 2006, we began work on a $2.5 million service contract. We completed this work and delivered the report in the fourth quarter of 2006.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties. Our intent, in the event our cash flow permits, is to finish the land acquisition in connection with the West Deweyville prospect and farmout the project to obtain financing for the drilling program on this prospect.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

Current Insolvency; Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.5 million). As of March 31, 2007, we have no substantial cash balance. These factors raise substantial doubt about our ability to continue as a going concern.

We have two revenue sources:

(1)

Revenue from providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources; and

(2)	Revenue from projects that we undertake through joint venture and similar relationships with third parties.

Cost of revenues relate to fees paid to The Institute of Geoinformational Analysis of the Earth (the “Institute”), a related entity, pursuant to an exclusive licensing agreement and a services agreement with us. The Institute is a Lichtenstein corporation, with a principal office located in Moscow, Russia. The Institute is a professional services firm, owned and operated by our Chairman, Ivan Railyan. During 2006, the fees paid to the Institute increased as a percentage of revenue from 44.0% to 68.7%.

Since our inception in May 2005 until December 31, 2006, we generated $3,532,150 in cumulative revenue, incurred cumulative cost of revenues of $2,245,785, and earned a cumulative gross profit of $1,286,365. Against such cumulative gross profit, we have incurred $9,830,296 of cumulative operating costs and wrote-off a cumulative total of $6,884,937 of oil and gas properties. These consisted principally of two unsuccessful drilling projects (Bellows in Texas and Sage in Nevada). This resulted in a combined loss before provision for noncontrolling interest for calendar years 2005 and 2006 of $2,306,290 and a net loss of $14,348,361. The level of fee for service business has not been sufficient to support our operational expenses. To date, we have not had a successful drilling project.

We have no proven hydrocarbon reserves. Our principal asset is our investment in the West Deweyville prospect, oil and gas leases in the State of Nevada, and Namibia diamond exploration leases. We used our cash balance at December 31, 2006 during the quarter ending March 31, 2007 and have no substantial cash balance at March 31, 2007.

We have supported our operations through the sale of $5 million of convertible debentures, sale of $3,367,527 of noncontrolling interest in drilling limited partnerships, and proceeds of $2,986,955 from the issuance of common stock.

Our ability to continue as a going concern is dependent on our ability to obtain new capital.

On Going Discussions Regarding New Capital

The Company is in the process of discussions with several registered broker dealers, domestic and international funds to obtain bridge and long term debt and/or equity funding. There can be no assurance that the Company will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be acceptable or advantageous to the Company.

Development Projects

To date, we have drilled one well on the Davidson lease in Texas and one well on a lease obtained from the Bureau of Land Management in the Railroad and White River Valley. While the well on the Davidson lease originally looked promising, the reservoir quality was not sufficient and we decided the well was not commercially viable. In connection with the Nevada well, we experienced problems with the rig it leased and for safety reasons decided to plug the well before reaching the target depth. The capitalized costs incurred with the Davidson lease and the Sage well in Nevada of approximately $1,927,500 and $3,150,000 were written off during the third and fourth quarters of 2006, respectively.

During the third quarter of 2006, we obtained land leases in West Deweyville for a drilling project. We also bought a 2.5% interest in a project neighboring the West Deweyville project to obtain data from the drilled well. This information helped us confirm the results of our technology relating to the West Deweyville leases. The project neighboring West Deweyville was not successful and we wrote off its investment of approximately $182,000 in this project in the fourth quarter 2006.

The Company also wrote off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for studies.

As of December 31, 2006, New Found Oil Partners and Namterra Mineral Resources (Pty) Ltd (“Namterra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at December 31, 2006.

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

Reserve Estimates

We currently do not own any oil and gas reserves.

Our estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and natural gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of our oil and gas properties and/or the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

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

Capitalized costs of proved reserves will be amortized by the unit-of-production method so that each unit is assigned a pro-rata portion of unamortized costs. We have no proved reserves and no costs have been amortized.

Accounts Receivable

For accounts receivable, if any, we estimate the net collectibility, considering both historical and anticipated trends as well as the financial condition of the customer.

RESULTS OF OPERATIONS FOR FISCAL 2006 AND FISCAL 2005

Our results of operations for the twelve months ended December 31, 2006 and 2005 are discussed below.

Revenues

Revenues from services for the twelve months ended December 31, 2006 and December 31, 2005 were $2,800,000 and $732,150, respectively. Revenue arose solely from our performing service work rather than for an ownership or royalty interest in projects or leaseholds. During the second half of 2006, we obtained a new service contract totaling $2.5 million from a foreign international oil exploration and production company to provide mapping services. We completed the services under the contract prior to December 31, 2006. We have been in discussions with other companies to obtain additional fee for service agreements.

Negotiations to obtain ownership or royalty positions take longer than the negotiations for fee for service arrangements. During the three months ended September 30, 2006, we entered into an agreement with Brazza Mining to render services in return for a small cash fee and a working interest in the respective projects. Such revenue was earned in the fourth quarter of 2006.

The other source of revenue in 2006 was revenue earned in the third quarter from sales related to our mapping and surveying services to a customer who starting working with us during 2005. We previously earned $732,150 in revenue from that customer in 2005

In addition, we have been concentrating on seeking potential joint venture partners in exploiting our land leases and other opportunities presented to us. Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. We did not generate cash revenues from any such projects in fiscal year 2006.

Cost of Revenues

Costs associated with revenue for the twelve months ended December 31, 2006 and 2005 were $1,924,000 and $321,785, respectively. Our cost of revenues consists primarily of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation with a principal office located in Moscow, Russia. It is owned and operated by our Chairman, Ivan Railyan. Our cost of revenue as a percentage of total revenues for the three months ended December 31, 2006 and 2005 was 68.7% and 44.0%%, respectively.

We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. The actual cost of revenue in calendar year 2006 varied adversely from this percentage because the major project undertaken in 2006 was for a large offshore area, which entails higher study costs than onshore projects that cover smaller areas, and our inability to pass these higher costs on to the customer because of market conditions and our negotiating position.

Operating Expenses

Operating expenses for the twelve months ended December 31, 2006 and December 31, 2005 were approximately $7.3 million and $2.5 million, respectively. Operating expenses as a percentage of net revenues for the twelve months ended December 31, 2006 and December 31, 2005 were approximately 261% and 346%, respectively.

Operating expenses for the twelve months ended December 31, 2006 consisted primarily of professional fees of approximately $1,563,576, management and employee salaries of $1,129,154, stock option expense (to employees) of approximately $1,654,560 accretion on and interest on convertible debentures of $1,293,244, and $746,446 of net expense booked by us in connection with the conversion of its convertible debentures, Moscow office expense of $317,503, and travel related expenses of $395,922.

Operating expenses for the twelve months ended December 31, 2005 of $2,529,991 consisted primarily of professional fees of $1,056,795, management and employee salaries and benefits of $892,170, office facilities expenses of $57,779, and travel related expenses of $260,812.

The majority of the professional fees incurred in calendar 2005 and 2006 were for result from legal and accounting fees. In addition in 2006, we recognized $646,942 in expenses to consultants who advised us in connection with investor relations and in connection to vendors of satellite data.

Our employee compensation expenses have increased in fiscal year 2006 over those in 2005 as we have hired a chief financial officer, the salary costs of our Russian representative office have increased, salaries have increased from the artificially low level in place during fiscal 2005 and we have taken over additional office space and suffered a rent increase.

Writeoff of Oil and Gas Properties

During calendar year 2006, we wroteoff an aggregate of $6,884,937 of its investment in oil and gas properties. We drilled two well projects during calendar year 2006: the Davidson prospect in Texas and Sage prospect in Nevada. We determined that both of these prospects were not commercially viable and wroteoff its investment of approximately $1,927,000 and $3,150,000, respectively. We also wrote off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for studies.

Expense on Conversion of Indebtedness

On September 20, 2006, the holder of our convertible debentures converted $4 million of 6% convertible debentures due December 31, 2007 and $1,000,000 of 7% convertible debentures due December 31, 2008 into 10,000,000 shares of common stock (conversion price of $0.50 per share). Because the conversion was induced by lowering the conversion rate from $1.00, we recognized an expense of $1 million on the issuance of an additional 5 million shares of common stock which had a market price of $0.20 on the date of conversion. This was partially offset by a reduction of interest expense as a result of our recognizing $253,554 of forgiveness of debt on conversion of the convertible debentures.

Interest Expense and Income

Because the initial conversion price of all of our convertible debentures were 25% less than the closing trading price on the relevant commitment dates, the convertible debentures contained an aggregate beneficial conversion feature of $1,250,000. This discount was being amortized as a component of interest expense over the redemption period. Total interest expense for the calendar year 2006 was $1,307,796, consisting of $970,688 relating to interest on the convertible debentures, $322,556 for to accretion on convertible debentures relating to the beneficial conversion feature, and $14,552 relating to other interest. In 2006, we reported interest income on conversion of the convertible debentures of $253,554 and interest on bank deposits of $15,123.

Interest expense for calendar 2005 was $210,392. In the year ended December 31, 2005, we accrued $78,082 of interest on the convertible debentures and $132,228 and other interest of $82. Interest income for 2005 on bank deposits was $23,728.

Net Loss

The net losses for the twelve months ended December 31, 2006 and December 31, 2005 were $10,914,179 and $2,306,290, respectively. This difference of $8,607,889 in net loss between the periods resulted from the following: (1) an increase in gross profit of $465,635; (2) an increase in operating expenses of $4,770,314; (3) the writeoff of oil and gas properties of $6,884,937; (4) the increase in net interest expense of $852,455; and (5) the decrease in noncontrolling interest of $3,434,182.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity during both 2005 and 2006 have been proceeds generated by our sale of our convertible debentures to private investors and common stock.

As of December 31, 2006, we had cash on hand of $1,102,869. At April 2007, we have no substantial cash balance. Sales of capital stock and convertible debentures, net of expenses, during 2006 totaled $2,150,000, in the aggregate, and sales of noncontrolling interests in convertible debentures totaled $3,367,527.

As of December 31, 2005, we had cash on hand in the amount of $2,300,925 excluding $800,000 in escrow. Sales of capital stock and convertible debentures, net of expenses, during 2005 totaled $5,986,955 in the aggregate.

Operating Activities

For the twelve months ended December 31, 2006, cash flows from operating activities resulted in deficit cash flows of $(430,165) primarily due to a net loss of $10,914,179, less non-cash changes of approximately $10,484,014,consisting principally of noncontrolling interest ($3,434,182), accretion on convertible debentures ($322,556), interest on convertible debentures ($970,688), amortization consulting fees ($318,564), amortization of deferred compensation (employees) ($1,404,839), writeoff of oil and gas properties ($6,884,937), debt conversion expense ($1,000,000), forgiveness on debt conversion ($253,554), stock options ($426,498), warrant issuance ($199,776), decrease in restricted cash($800,000), an increase in accounts payable ($1,907,175), and a decrease in deferred revenue ($260,000).

For the year ended December 31, 2005, cash flows from operating activities resulted in deficit cash flows of $1,884,194, primarily due to a net loss of $2,306,290, plus non-cash charges of $395,975, and adjustments for an increase in deferred costs of $49,000, an increase in prepaid expenses of $96,161 an increase in other assets of $50,833, an increase in accounts payable and accrued expenses of $684,033, an increase in deferred revenues of $260,000, and an increase in accrued interest on convertible debentures of $78,802.

Investing Activities

Cash used for investing activities was $6,399,386 for the twelve months ended December 31, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada.

Cash used by investing activities was $1,801,836 for the year ended December 31, 2005. The cash we used pertained primarily to payments for land leases and related acquisition costs in Nevada in the amount of $1,663,999, which have been capitalized and $137,837 for purchases of property and computer equipment, incurred primarily in connection with the establishment of an office in Moscow, Russia.

Depending on our available funds and other business needs, we may seek to pursue the acquisition of more land leases offered by the Bureau of Land Management at a future date. The cash we use for land leases and related acquisition costs are expenditures from which we will not generate any immediate revenues, if at all.

Financing Activities

For the twelve months ended December 31, 2006, cash provided by financing activities was $5,584,182, comprised of sale to Enficon Establishment of $2,000,000 of convertible debentures, investment by Enficon in Tierra Nevada and TexTerra of $3,434,182 and the private placement of $150,000 of common stock.

Because all convertible debentures were converted during 2006, there are no outstanding debentures at December 31, 2006.

For the year ended December 31, 2005, cash provided by financing activities was $5,986,955, comprised of net proceeds from the sale of common stock in May 2005, the proceeds from the sales in July 2005 and September 2005 of 6% convertible debentures in the aggregate principal amount of $3,000,000, and the proceeds from the sale of common stock in December 2005.

The 6% convertible debentures would have been due December 31, 2007. Interest on the principal amount of the debentures accrued at the simple rate of 6% per year from the date of issuance, and would have been s payable at maturity. As of December 31 2005, we had outstanding a principal amount of $3 million in 6% convertible debentures and accrued interest on the debentures of $78,082. The holder of the debenture was entitled, at any time, to convert the principal amount of the debenture or any portion, into shares of the Company’s common stock at $1 per share. Upon conversion of a debenture, in whole or in part, the debenture holder forfeited any accrued interest on the converted principal amount.

Future Needs

Our management has concerns as to the ability of our company to continue as a going concern in the absence of raising additional equity capital, debt financing or obtaining significant new fee for service business.

We are in the process of discussions with several registered broker dealers, domestic and international funds to obtain bridge and long term debt or equity funding. There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be acceptable or advantageous to us.

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we have satisfied with respect to our fiscal year ending December 31, 2005 and 2006. In 2005, the fees paid to the Institute were financed primarily from proceeds from the sale of securities, and, to a lesser extent, from cash generated from revenues. In 2006, the fees were paid exclusively from the revenue from fee for service work.

The annual fees to the Institute represent a significant continuing obligation. In 2007 and future years, we intend to fund such payment obligations from revenues generated by operations. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intend to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

Our current business plan for 2007 calls for us to farmin to eight to twelve prospects and farmout the West Deweyville prospect it has been developing. This business plan calls on our company to raise $4 to $6 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan.

We have not received certain funding we expected to receive from Enficon Establishment or Kiev Investment Group as a result of the breaches of certain agreements by Kiev Investment Group and Enficon Establishment.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The report of the independent registered public accounting firm on our December 31, 2006 and 2005 financial statements included in our Annual Report for the year ended December 31, 2006 states that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

We have a working capital deficiency as a result of our large operational losses. We have been and are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been in negotiations with a number of private investors for the sale of our common stock and common stock purchase warrants. One set of recent talks has collapsed and we currently have no commitments for financing. There is no guarantee that we will be successful in consummating a financing transaction. Further, in the event we obtain an offer of private or public funding, there is no assurance that such funding would be on terms favorable to us. The failure to obtain such funding will threaten our ability to continue as a going concern.

PLAN OF OPERATIONS

Addressing the Going Concern Issues

Our ability to continue as a going concern is subject to our ability to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. We continue to experience net operating losses. During the next twelve months, we plan to continue to restructure our operations to reduce operating costs

The primary issues management will focus on in the immediate future to address the going concern issues include: seeking institutional investors for debt or equity investments in our company, and initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

To improve our liquidity, our management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that we will be successful in its effort to secure additional financing.

During 2005 and the first part of 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused its efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major oil and gas exploration company, during the second half of 2006.

During the next twelve months, we anticipate focusing on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We intend to demonstrate the value of our licensed technology by pursuing a farmin strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties. Our intent, in the event our cash flow permits, is to finish the land acquisition in connection with the West Deweyville prospect and farmout the project to obtain financing for the drilling program on this prospect.

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

Acquisition or Disposition of Plan and Equipment

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open another office location in Texas.

Acquisition of Oil and Gas Properties

The Company is seeking to raise $3 to $5 million to pursue development efforts during the next twelve months. The Company plans to use this money to complete its development efforts of the West Deweyville prospect and to engage in eight to twelve farmin projects.

Employees

As of December 31, 2006, we had seventeen employees. The Company’s hiring plans are uncertain given its working capital deficit and its inability to plan future development efforts until funding is achieved.

Because of the Company’s insolvency, the Company ceased paying three of the New York employees starting in September 2006 and has, in general, been paying two of the remaining three employees at the rate of fifty percent of their stated salary until February 2007 when the Company ceased any salary payments. Notwithstanding the salary deferrals, the employees have continued to work for the Company. In April of 2007, our Chief Financial Officer reduced his time commitment to the company.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" ("SFAS 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have any impact on the Company’s consolidated financial statements.

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets at December 31, 2006 and December 31, 2005	28
Consolidated Statements of Operations for the Years Ended December 31, 2006	29
and December 31, 2005
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006	30
and December 31, 2005
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended	32
December 31, 2006 and December 31, 2005
Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Terra Energy & Resource Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Terra Energy & Resource Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Energy & Resource Technologies, Inc. and Subsidiaries as of December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

April 17, 2007

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                      December 31,    December 31,
                                                                          2006            2005
                                                                      ------------    ------------
                                       ASSETS
                                       ------

CURRENT ASSETS
--------------

CASH                                                                  $  1,055,556    $  2,300,925
RESTRICTED CASH                                                               --           800,000
DEFERRED COSTS  (Note 2)                                                      --            49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                   47,313          96,621
                                                                      ------------    ------------

         TOTAL CURRENT ASSETS                                            1,102,869       3,246,546

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)              1,067,427       1,663,999
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)           206,972         129,651
OTHER ASSETS                                                                  --            36,955
                                                                      ------------    ------------

         TOTAL ASSETS                                                 $  2,337,268    $  5,077,151
                                                                      ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 2)                        $  2,566,491    $    659,316

DEFERRED REVENUE (Note 2)                                                     --           260,000
                                                                      ------------    ------------

         TOTAL CURRENT LIABILITIES                                       2,566,491         919,316

CONVERTIBLE DEBENTURES PAYABLE ($3,000,000 NET OF  UNAMORTIZED
   DISCOUNT OF  $617,772 AT DECEMBER 31, 2005 (Note 8)                        --         2,382,228
ACCRUED INTEREST ON CONVERTIBLE DEBENTURES                                    --            78,082
                                                                      ------------    ------------

         TOTAL LIABILITIES                                               2,566,491       3,379,626
                                                                      ------------    ------------

COMMITMENT AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

PREFERRED STOCK; $.0001 PAR VALUE,
  SHARES AUTHORIZED  25,000,000 AT DECEMBER 31, 2006
  AND 1,000,000 AT DECEMBER 31, 2005
   NO SHARES OUTSTANDING AT DECEMBER 31, 2006 AND DECEMBER 31, 2005
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 250,000,000  AT DECEMBER 31, 2006 AND
    100,000,000 AT DECEMBER 31, 2005
   SHARES ISSUED AND OUTSTANDING:  53,258,338 AT DECEMBER 31, 2006
    and 43,008,338 AT DECEMBER 31, 2005                                      5,596           4,301
ADDITIONAL PAID IN CAPITAL                                              13,754,551       6,406,187
STOCK OPTIONS OUTSTANDING (Note 5)                                       1,428,950            --
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                                  --          (272,933)
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                                 (24,111)           --
NONCONTROLLING INTEREST (Note 2)                                              --              --
ACCUMULATED DEFICIT                                                    (15,354,209)     (4,440,030)
                                                                      ------------    ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                      (189,223)      1,697,525
                                                                      ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  2,377,268    $  5,077,151
                                                                      ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended December 31,
                                                            2006             2005
                                                        ------------    ------------

REVENUES                                                  $  2,800,000    $    732,150

COST OF REVENUES                                             1,924,000         321,785
                                                          ------------    ------------

GROSS PROFIT                                                   876,000         410,365

OPERATING EXPENSES
------------------
DEFERRED COMPENSATION (CONSULTANTS) (Note5)                    589,619            --
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                   1,654,560            --
EXPENSE ON CONVERSION OF CONVERTIBLE DEBENTURES (Note 8)     1,000,000            --
OTHER OPERATING COSTS AND EXPENSES                           4,056,126       2,529,991
                                                          ------------    ------------
   TOTAL OPERATING EXPENSES                                  7,300,305       2,529,991

WRITE-OFFS OF OIL AND GAS
   PROPERTIES (Note 6)                                       6,884,937            --
                                                          ------------    ------------

OPERATING LOSS BEFORE
  OTHER  INCOME (EXPENSE),
   PROVISION FOR INCOME TAXES
   AND NONCONTROLLING INTEREST                             (13,309,242)     (2,119,626)
                                                          ------------    ------------

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                                            (1,307,796)       (210,392)
INTEREST INCOME                                                 15,123          23,728
FORGIVENESS OF DEBT - INTEREST ON CONVERSION
     OF DEBENTURES                                             253,554            --
                                                          ------------    ------------
      NET INTEREST EXPENSE                                  (1,039,119)       (186,664)
                                                          ------------    ------------

LOSS BEFORE PROVISION FOR NONCONTROLLING INTEREST
   AND INCOME TAXES                                        (14,348,361)     (2,306,290)

NONCONTROLLING INTEREST                                      3,434,182            --
PROVISION FOR INCOME TAXES (Note 10)                              --              --
                                                          ------------    ------------

NET LOSS                                                  $(10,914,179)   $ (2,306,290)
                                                          ============    ============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                            ($0.24)        ($0.08)
                                                          ============    ============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                                           46,238,886      27,277,814
                                                          ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                                  2006            2005
                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                                   $(10,914,179)   ($ 2,306,290)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
      IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            NONCONTROLLING INTEREST                                             (3,434,182)           --
            DEPRECIATION                                                            33,699           8,186
            AMORTIZATION OF FINANCING COSTS                                         27,755          13,878
            ACCRETION ON CONVERTIBLE DEBENTURES                                    322,556         132,228
            INTEREST ON CONVERTIBLE DEBENTURES                                     970,688            --
            AMORTIZATION OF CONSULTING FEES                                        318,564         241,683
            AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)                    1,404,839            --
            WRITE OFF OF OIL AND GAS PROPERTIES                                  6,884,937            --
            DEBT CONVERSION EXPENSE                                              1,000,000            --
            FORGIVENESS OF DEBT ON CONVERSION                                     (253,554)           --
            STOCK OPTIONS                                                          426,498            --
            WARRANT ISSUANCE                                                      199,776             --
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                RESTRICTED CASH                                                    800,000        (800,000)
                DEFERRED COSTS                                                      49,000         (49,000)
                PREPAID EXPENSES AND OTHER CURRENT ASSETS                           49,308         (96,161)
                 OTHER CURRENT ASSETS
                OTHER ASSETS                                                        36,955         (50,833)
            INCREASE (DECREASE) IN LIABILITIES:
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            1,907,175         684,033
                DEFERRED REVENUE                                                  (260,000)        260,000
                INTEREST ON CONVERTIBLE DEBENTURES                                    --            78,082
                                                                              ------------    ------------
      NET CASH USED IN OPERATING ACTIVITIES                                       (430,165)     (1,884,194)
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITIONS OF OIL AND GAS PROPERTIES                               (6,288,365)     (1,663,999)
           PURCHASES OF PROPERTY AND EQUIPMENT                                    (111,021)       (137,837)
                                                                              ------------    ------------
      NET CASH USED IN INVESTING ACTIVITIES                                     (6,399,386)     (1,801,836)
                                                                              ------------    ------------

NET CASH FROM FINANCING ACTIVITIES:
           ISSUANCE OF CONVERTIBLE DEBENTURES (Note 8)                           2,000,000       3,000,000
           PROCEEDS FROM NONCONTROLLING INTEREST
               IN LIMITED PARTNERSHIP                                            3,434,182            --
           ISSUANCE OF COMMON STOCK (Note 4)                                       150,000            --
           ISSUANCE OF COMMON STOCK                                                   --         2,986,955
                                                                              ------------    ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                 5,584,182       5,986,955
                                                                              ------------    ------------

NET CHANGE IN CASH                                                              (1,245,369)      2,300,925

CASH - BEGINNING OF PERIOD                                                       2,300,925            --
                                                                              ------------    ------------

CASH - END OF PERIOD                                                          $  1,055,556    $  2,300,925
                                                                              ============    ============

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                 Year Ended December 31,
                                                                                  2006            2005
                                                                              ------------    ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
            Interest                                                          $       --      $       --
            Income taxes                                                      $       --      $       --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES:

         Expense recognized on induced conversion of
         convertible debentures and change in conversion rate                 $  1,000,000            --
                                                                              ============    ============

         Advances from shareholder ($408,840) and other liabilities net ($6,592) applied to additional paid-in capital in
         connection with  the reverse merger                                  $       --      $    440,609
                                                                              ============    ============

         Value of stock options and warrants granted to employees for
         services provided to the Company                                     $  1,654,560            --
                                                                              ============    ============

         Value of stock options granted to consultant for
         services provided to the Company                                     $    589,619    $    295,866
                                                                              ============    ============

         Value of common stock issued to consultant for
         services provided to the Company                                     $    388,132    $    218,750
                                                                              ============    ============

         Beneficial conversion feature of convertible
         debentures                                                           $    500,000    $    750,000
                                                                              ============    ============

         Exercise of stock options by executive in lieu of legal fees         $     52,500    $       --
                                                                              ============    ============

         Exercise of stock options in lieu of expenses and deferred salary    $     52,500    $       --
                                                                              ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS' EQUITY

                                                                             DEFERRED
                                                                            COMPENSATON
                                                                           (CONSULTANTS)
                                           COMMON STOCK       ADDITIONAL       AND             TOTAL       SHAREHOLDERS'
                                           ------------        PAID IN     STOCK OPTIONS    ACCUMULATED      EQUITY
                                     SHARES       AMOUNT       CAPITAL     OUTSTANDING        DEFICIT       (DEFICIT)
                                  ------------   --------   ------------   ------------    ------------    ------------

BALANCE JANUARY 1, 2005                   --         --             --             --              --              --

EFFECT OF REVERSE MERGER            38,922,200      3,892      2,159,025           --        (2,133,740)   $     29,177

ISSUANCE OF SHARES OF
  COMMON STOCK FOR CASH,
  NET OF EXPENSES                    3,911,138        391      2,982,564           --              --         2,982,955

BENEFICIAL CONVERSION FEATURE
  ON THE ISSUANCE OF
  CONVERTIBLE DEBT                        --         --          750,000           --              --           750,000

VALUE OF STOCK OPTIONS ISSUED
  TO CONSULTANT FOR SERVICES
  TO BE PROVIDED TO COMPANY               --         --          295,866       (147,933)           --           147,933

VALUE OF STOCK OPTIONS ISSUED
  TO CONSULTANT FOR SERVICES
  TO BE PROVIDED TO THE COMPANY        175,000         18        218,732       (125,000)           --            93,750

NET LOSS                                  --         --             --             --        (2,306,290)     (2,306,290)
                                  ------------   --------   ------------   ------------    ------------    ------------

BALANCE DECEMBER 31, 2005           43,008,338      4,301      6,406,187   $   (272,933)   $ (4,440,030)   $  1,697,525

ISSUANCE OF SHARES OF
  COMMON STOCK FOR CASH,
  NET OF EXPENSES                      750,000         75        149,925           --              --           150,000

BENEFICIAL CONVERSION FEATURE
  ON THE ISSUANCE OF
  CONVERTIBLE DEBT                  10,000,000      1,000      5,694,784           --              --         5,695,784

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  250,000         25         38,857           --              --            38,882

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  250,000         25         60,191           --              --            60,216

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  150,000         15         36,114           --              --            36,129

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  150,000         15         36,114           --              --            36,129

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  150,000         15         36,114           --              --            36,129

VALUE OF STOCK ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                  750,000         75        180,572           --              --           180,647

VALUE OF STOCK OPTIONS ISSUED
  TO OFFICERS FOR SERVICES
  PROVIDED TO COMPANY                  250,000         25         52,475        (12,056)           --            40,444

VALUE OF STOCK OPTIONS ISSUED
  TO OFFICERS FOR SERVICES
  PROVIDED TO COMPANY                  250,000         25         52,475        (12,055)           --            40,445

VALUE OF STOCK OPTIONS ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                     --         --             --          147,933            --           147,933

VALUE OF STOCK OPTIONS ISSUED
  TO CONSULTANT FOR SERVICES
  PROVIDED TO COMPANY                     --         --             --          125,000            --           125,000

STOCK OPTIONS OUTSTANDING                 --         --             --        1,428,950            --         1,428,950

COST OF STOCK OPTIONS ISSUED              --         --        1,010,743           --              --         1,010,743

NET LOSS                                  --         --             --             --       (10,914,179)    (10,914,179)

BALANCE DECEMBER 31, 2005           55,958,338   $  5,596   $ 13,754,551   $  1,404,839    $(15,354,209)   $   (189,223)

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”) as of December 31, 2006 and 2005, and the related statements of operations and cash flows for the years ended December 31, 2006 and 2005 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). The results presented for the period January 1, 2005 through May 19, 2005 included in the results for the 12 months ended December 31, 2005 are those of the acquirer company, Terra Insight Corporation. (See Note 3). Effective November 13, 2006, CompuPrint, Inc., parent of Terra Insight Corporation, was reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the "Plan"), by merging CompuPrint, Inc. into its wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc. Terra Energy & Resource Technology, Inc. is a corporation, which was formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2006 and 2005 the Company has incurred substantial losses, sustained substantial cash outflows, and has a significant working capital deficiency and accumulated deficit at December 31, 2006. Furthermore, the Company has not paid certain executives and employees for several months. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately be profitable. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Terra Insight Technologies Corporation, and New Found Oil Partners, LP. Also included are the accounts of Tierra Nevada Exploration Partners, LP and TexTerra Exploration Partners, LP, drilling partnerships in which a significant shareholder has an economic interest and NamTerra Mineral Resources (Proprietary) Limited, a 95% owned subsidiary by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Corporation, a Delaware corporation formed January 7, 2005, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with The Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by the majority shareholder of the Company and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. (See Note 6).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through December 31, 2006.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through December 31, 2006.

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

On April 4, 2005, the Company formed Terra Resources, Inc., a Delaware corporation wholly-owned by Terra Insight Corporation.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Service revenue is recognized when the survey is delivered to the customer and collectibility of the fee is reasonably assured. Amounts received in advance of performance and/or completions of such services are recorded as deferred revenue.

Oil and Gas Properties, Unproved, Full Cost Method

The Company uses the “full cost” method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized. In addition, the capitalized costs are subject to a “ceiling test” which basically limits such costs to the aggregate of the estimated present value of future net revenues from proved reserves, based on current economic and operational conditions, plus the lower of cost or estimated fair value of unproved properties.

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

Significant Customers

Approximately ninety percent (90%) of the Company’s revenue for the year ended December 31, 2006 was attributable to one customer. The Company derived all of its revenue for the year ended December 31, 2005 from three customers.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Noncontrolling Interest

The financing received by TexTerra and Tierra Nevada from Enficon Establishment, a Liechtenstein company, is reflected as “Noncontrolling Interest” in the accompanying consolidated statements.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Segments

The Company follows FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a business enterprise report a measure of segment profit or loss and certain specific revenue and expense items. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company reports three operating segments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the years ended December 31, 2006 and 2005, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	REVERSE MERGER, STOCK SPLIT AND REINCORPORATION

Reverse Merger

On May 19, 2005, CompuPrint, which was inactive at the time, entered into an agreement and plan of reorganization (the “Agreement”) with Terra Insight Corporation. Pursuant to the Agreement, CompuPrint acquired Terra Insight Corporation through an exchange of 35,029,980 post-split shares of its common stock for all of the outstanding shares of Terra’s common stock. The shares issued by CompuPrint to Terra Insight Corporation’s shareholders constitute approximately 85% of CompuPrint’s common shares outstanding as of May 19, 2005. A “reverse merger” transaction resulted because the shareholders of Terra Insight Corporation became the controlling shareholders of CompuPrint. The reverse merger was accounted for as a recapitalization.

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

Reincorporation

Effective November 13, 2006, the Company reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the "Plan"), by merging into the Company's wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc., a corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of the Company’s shares at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in the Company's authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EQUITY TRANSACTIONS

Private Placement

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

Sale of Common Stock and Warrants

On October 30, 2006, the Company entered into a Securities Purchase Agreement, dated October 13, 2006, with an accredited individual investor, pursuant to which the Company sold 750,000 shares of common stock, and warrants to purchase 150,000 shares of common stock, exercisable until October 29, 2008 at $2.00 per share, for the aggregate purchase price of $150,000.

Exercise of Stock Options by Officers

On December 21, 2006, two officers of the Company each exercised 250,000 stock options to purchase 250,000 shares of common stock of the Company at an exercise price of $0.21 per share totaling $105,000. In lieu of paying cash, the stock was purchased by converting certain indebtedness to them. The indebtedness arose out of unpaid legal fees owed to the executive’s law practice and unpaid salary and other expenses owed to the officers by the Company.

Shares Issued for Services

On October 8, 2006, the Company entered into an Agreement with Basic Investors for business consulting services for a term of three months, in exchange for 250,000 shares of common stock. The fair market value of services amounted to $50,216, which was charged to operations.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EQUITY TRANSACTIONS (CONTINUED)

On October 10, 2006, the Company issued 150,000 shares of common stock to an individual, in consideration for consulting services in connection with the Company's oil and gas operations. The fair market value of services amounted to $36,129, which was charged to operations.

On October 10, 2006, the Company issued to an individual, in consideration for consulting services in connection with the Company's oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share. The fair market value of services amounted to $12,043, which was charged to operations.

On October 16, 2006, the Company entered into an agreement with ALLK, Inc. for business consulting services for a term of three months, pursuant to which the Company issued 50,000 shares of common stock. Subject to the fulfillment of certain vesting conditions under the terms of the agreement, the Company may be required to issue an additional 100,000 shares. The fair market value of services amounted to $36,129, which was charged to operations.

On October 27, 2006, the Company granted stock options to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to the Company’s Chief Financial Officer.

Sale of Securities with Warrants

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                                         March 31,           June 30,          September 30,          December 31,
                                            2006               2006                 2006                  2006
                                       ---------------     --------------    -------------------    ------------------
               Risk-free rate              4.33%               4.79%               5.04%               4.82%
               Dividend yield              0.00%               0.00%               0.00%               0.00%
               Volatility factor            2.58               4.77                 2.89                2.90
               Average life               5 years             5 years             5 years              2 and 5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions at December 31, 2006 and 2005:

                                                                                2005 - 2006
                                                                     ----------------------------------
                                                                                          Weighted
                                                                       Number of           Average
                                                                        Options         Exercise Price
                                                                     -------------     -----------------

                     Outstanding, January 1, 2005                               --               $    --

                        Granted                                          7,013,333                  0.51
                        Exercised                                               --                    --
                        Cancelled/forfeited                                     --                    --
                                                                     -------------     -----------------

                                                                     -------------     -----------------
                     Outstanding, December  31, 2005                     7,013,333               $  0.51
                                                                     -------------     -----------------

                        Granted                                          2,100,000                  0.44
                        Exercised                                         (500,000)                (0.21)
                        Cancelled/forfeited                                 (7,500)                (1.07)
                                                                     -------------     -----------------

                     Outstanding, December 31, 2006                      8,605,833               $  0.51
                                                                     =============     =================

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION (CONTINUED)

	At December 31, 2006

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.21	500,000	4.7	$0.21	500,000	$0.21
$0.22	250,000	4.8	$0.22	250,000	$0.22
$0.32	3,100,000	3.0	$0.32	--	--
$0.50	2,615,000	3.6	$0.50	2,615,000	$0.50
$0.80	1,163,333	3.4	$0.80	1,163,333	$0.80
$0.90	400,000	4.2	$0.90	400,000	$0.90
$1.00	500,000	3.5	$1.00	500,000	$1.00
$1.07	27,500	4.3	$1.07	21,000	$1.07
$1.38	50,000	4.3	$1.38	37,500	$1.38

	8,605,833	3.5	$0.51	5,486,833	$0.61

	At December 31, 2005

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.32	3,100,000	4.6	$0.32	--	--
$0.50	2,250,000	5.0	$0.50	--	--
$0.80	1,163,333	4.5	$0.80	1,163,333	$ 0.80
$1.00	500,000	4.5	$1.00	--	--

	7,013,333	4.7	$0.51	1,163,333	$ 0.80

Options to Officers and Employees

During 2006, the Company granted stock options to employees to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable at $0.21 per share. The options vested immediately and are exercisable over a period of 5 years.

During 2006, the Company granted stock options to employees to purchase up to an aggregate of 85,000 shares of common stock, of which 35,000 stock options are exercisable at $1.07 per share and 50,000 stock options are exercisable at $1.38 per share. The options are exercisable over a period of 5 years and vest over one year in quarterly increments.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION (CONTINUED)

In May 2005, 3,100,000 stock options were granted to employees of the Company. The stock options are exercisable at $0.32 per share and vest only upon the Company achieving certain profitability levels, as defined. At December 31, 2006, these levels have not been reached and these options remain unvested.

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

During 2006, the Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock that are exercisable over a period of 5 years at an exercise price of $0.90 per share. The stock options are to vest over one year in quarterly increments.

Deferred compensation (employees) amounted to $1,654,560 and $0 at December 31, 2006 and 2005, respectively. Deferred compensation (employees) on the balance sheet is $24,111 and $0 at December 31, 2006 and 2005, respectively.

Consultants

On June 30, 2005, the Company granted stock options to an outside consultant under the terms of a one year consulting agreement to purchase up to 500,000 shares of its common stock that are exercisable over a period of 5 years at an exercise price of $.80 per share. The values of the options totaling $295,866 were recognized as an expense over the one year term of the agreement.

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

Compensation expense related to the amortization of deferred compensation (consultants) amounted to $589,619and $0 for calendar year 2006 and 2005, respectively. .Deferred compensation (consultants) on the balance sheet is $0 and $272,933 0 at December 31, 2006 and December 31, 2005, respectively.

Amendment of Terms of Certain Outstanding Stock Options

On December 29, 2005, the Board of Directors approved the accelerated vesting of certain outstanding stock options previously granted to two officers. Such approval accelerated the vesting of unvested employee stock options granted with an exercise price ranging from $0.80 to $1.00 per share.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION (CONTINUED)

As a result of the acceleration, unvested options to purchase approximately 1,163,333 shares of the Company’s common stock became fully vested and immediately exercisable as of December 30, 2005. The stock options granted pursuant to option agreements were further amended to provide that if the optionee’s employment with the Company is terminated for any reason other than for “cause” within six months preceding, or one year following, an event of a “change of control”, the applicable exercise period shall be for a period of five years from the date of the original issuance date of the options.

(a) Grants to Employees

During 2006, the Company granted stock warrants to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to the Company’s Chief Financial Officer.

During the third quarter of 2006, the Company granted stock options to employees to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable at $0.21 per share. The options vested immediately and are exercisable over a period of 5 years.

During the second quarter of 2006, the Company granted stock options to employees to purchase up to an aggregate of 85,000 shares of common stock, of which 35,000 stock options are exercisable at $1.07 per share and 50,000 stock options are exercisable at $1.38 per share. The options are exercisable over a period of 5 years and vest over one year in increments of 25% per fiscal quarter.

During the first quarter of 2006, the Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock which are exercisable over a period of 5 years at an exercise price of $0.90 per share. The stock options are to vest over one year in increments of 25% per fiscal quarter.

(b) Consultants

On November 27, 2006, the Company entered into an agreement with Leapfrog Capital Group, LLC for business consulting services for a term of one year, pursuant to which the Company issued 375,000 shares of common stock in November 2006, and, subject to future release from escrow, issued an additional 375,000 shares of common stock. The escrowed shares were released in March 2007.

During the fourth calendar quarter of 2006, the Company issued, pursuant to the terms of an agreement, 150,000 shares of common stock to ALLK, Inc. for business consulting services for a term of three months

On October 8, 2006, the Company entered into an agreement with Basic Investors for business consulting services for a term of three months, pursuant to which the Company issued 250,000 shares of common stock.

On October 10, 2006, the Company issued 150,000 shares of common stock to each of two individuals in consideration for consulting services in connection with the Company's oil and gas operations.

On October 10, 2006, the Company issued to each of two individuals, in consideration for consulting services in connection with the Company's oil and gas operations, warrants to purchase 50,000 shares of common stock, exercisable until October 10, 2008 at $0.50 per share.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

6.	OIL AND GAS PROPERTIES

TEXTERRA EXPLORATION PARTNERS, LP

Write-Off of the Davidson Well Prospect

During the third quarter of 2006, the Company determined that the Davidson well (as described below) was not commercially viable and wrote-off capitalized costs associated with such well totaling. As of December 31, 2006, the writeoff totaled $2,204,181.

On January 26, 2006, TexTerra Exploration Partners, LP entered into a “Farmout Agreement” with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement relates to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas (“Davidson Project”). TexTerra’s leasehold interest is subject to an approximate 25% royalty interest to the assignors to Davidson and the Johnson Children’s Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children’s Trust, on the one hand, and TexTerra, on the other hand.

Davidson Energy and Johnson Children’s Trust assigned to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the Railroad Commission spacing unit). The purchase price for TexTerra’s 70% working interest was TexTerra’s agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well. Any additional costs are to be paid 70% by TexTerra and 30% by Davidson Energy.

After the initial well Davidson Energy and Johnson Children’s Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the lease. The rights of the parties pursuant to the Farmout Agreement will be subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children’s Trust elect not to participate in future wells on the lease, they shall receive a 10% working interest after certain costs are recouped by TexTerra. Such interest shall occur if and when TexTerra reaches payout on the lease.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OIL AND GAS PROPERTIES (CONTINUED)

Sale of Interest in Davidson Leasehold Transaction

In January 2006, to finance its obligations under the Farmout Agreement, TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner, which sets forth the rights and duties of the partners. Pursuant to the limited partnership agreement, Enficon was responsible for $1,133,720, which is 80% of the budgeted costs ($1,417,150) for the initial well on the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra’s oil and gas consultant, legal costs, title review fees, the costs of the Company’s technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

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

Deweyville, Texas Project

In June 2006, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased the interest with the expectation of learning about the local geological conditions. TexTerra has been working with a landman to purchase leaseholds adjacent to the property. The well prospect in Deweyville, Texas was drilled and did not produce a commercially viable well and, accordingly, TexTerra wrote-off its investment of $162,533 in the well.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In July 2006, the Company commenced drilling on its first well. This well is referred to as the Sage well. During the course of drilling, the Company invested $3,146,794 in drilling costs. In calendar year 2006, the Company determined that the Sage well was not commercially viable and wrote-off the entire investment.

NAMTERRA

In May 2006, the Company was awarded five leases for properties on which it intends to seek diamond deposits. In July 2006, the Company was awarded one additional lease for properties on which it intends to seek diamond deposits. The Company has a total of 6 lease properties to seek diamond deposits. The Company has not yet commenced such development efforts. The Company wroteoff $72,000 of soft development costs in connection with this project during calendar year 2006.

TERRA

Terra wrote-off miscellaneous capitalized costs of $250,350.88 associated with oil and gas projects during calendar year 2006.

TOTAL OIL AND GAS INVESTMENT

As of December 31, 2006, the Company’s oil and gas investments was $1,067,427 net of writeoffs. The Company’s total investment was $7,952,364 less writeoffs of $6,884,937. At December 31, 2005, the Company’s oil and gas investment was$1,663,999.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at December 31, 2006 and 2005 consisted of the following:

                                                          Estimated             2006         2005
                                                           Useful
                                                        Lives - Years          Amount       Amount
                                                     --------------------     --------     --------

               Computer Equipment                             5               $108,200     $ 67,502
               Office Equipment                               5                 17,012       13,189
               Transportation Equipment                       5                 85,750       25,750
               Furniture & Fixtures                           7                 37,895       31,396
                                                                              --------     --------
                                                                               248,857      137,837
               Less accumulated depreciation                                   (41,885)      (8,186)
                                                                              --------     --------
                                                                              $206,972     $129,651
                                                                              ========     ========

Depreciation expense for the years ended December 31, 2006 and December 31, 2005 were $33,699 and $8,186, respectively.

8.	CONVERTIBLE DEBENTURES

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CONVERTIBLE DEBENTURES (CONTINUED)

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	OTHER AGREEMENTS WITH KIEV INVESTMENT GROUP

Capital Call

In October 2006, the Company made a $355,000 capital call to Enficon representing their portion of drilling costs associated with the Sage well. Enficon negotiated this balance and paid $329,963 of this capital call on January 17, 2007.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

The following summarizes the provision for income taxes for year ending December 31, 2006:

                                                                              Noncontrolling           Controlling
                                                       Consolidated              Interest               Interest
                                                    -------------------    ---------------------    ------------------

                  Loss before Income Taxes              $(14,348,360)             $(3,434,182)          $(10,914,178)
                  Tax Benefit                              5,619,344                1,373,673              4,245,671
                                                    -------------------    ---------------------    ------------------
                         Total                            (8,429,016)              (2,060,509)            (6,548,507)
                  Valuation Allowance                     (5,619,344)              (1,373,673)            (4,245,671)
                                                    -------------------    ---------------------    ------------------
                  Net Provision for Income Tax                ( -- )                   ( -- )                 ( -- )
                                                    -------------------    ---------------------    ------------------
                  Net Loss                              $(14,348,360)             $(3,434,182)          $(10,914,178)
                                                    ===================    =====================    ==================

                                                                 At December 31, 2006
                                                              ---------------------------

                  Currently payable                             $               --
                  Deferred tax (benefit)                                (5,619,344)
                                                              ---------------------------
                  Total                                                 (5,619,344)
                  Valuation allowance                                    5,619,344
                                                              ---------------------------
                  Net provision for income taxes                $               --
                                                              ===========================

At December 30, 2006, the Company has an aggregate deferred tax asset of approximately $7,395,000, representing the net operating loss carry forwards which expire in 2021 through 2026. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

The following summarizes the provision for income taxes taxes for year ending December 31, 2005, on a consolidated basis::

                                                                      Year Ended
                                                              ---------------------------

                                                                  December 31, 2005
                                                              ---------------------------

                  Currently payable                             $               --
                  Deferred tax (benefit)                                  (922,000)
                                                              ---------------------------
                  Total                                                   (922,000)
                  Valuation allowance                                      922,000
                                                              ---------------------------
                  Net provision for income taxes                $               --
                                                              ===========================

At December 31, 2005, the Company has a deferred tax asset of approximately $1,776,000, comprised of a net operating loss carry forwards which expire in 2021 through 2025. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The minimum annual service fees for 2006 and 2005 are $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement. For the years ended December 31, 2006 and 2005, the Company has paid the Institute service fees aggregating $1,636,435 and $2,240,405, respectively. The Company may terminate the Services Agreement by giving the Institute four weeks’ prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year’s service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

For the years ended December 31, 2006 and 2005, the Company met the minimum payment requirements for both the Technology License Agreement and Services Agreements.

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $1,500 per month through November 2005, and $2,250 per month through March 2006, $4,500 per month through August, 2006, and currently $8,000 per month. Total rent expense related to this lease amounted to $56,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively.

Effective January 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow. Rent expense on this apartment amounted to $60,000 for the year ended December 31, 2006. The Company terminated the lease on February 28, 2007.

Legal Services

The Company paid or accrued legal fees for calendar year 2006 of approximately $730,000 to a law firm which is owned by a director, officer, and shareholder of the Company. The Company paid legal fees during the year ended December 31, 2005 of approximately $672,000 to a law firm the proprietor of which is an attorney who is a director, officer, and shareholder of the Company.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

revenue exceeds $10 million

The employment agreements also contain a “change of control” provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. No options vested at December 31, 2006 and 2005.

Operating Leases

Effective December 5, 2005, the Company entered into a two year lease for office space in New York City at a monthly rent of $4,600. The lease expires in November 2007.

Minimum annual rental commitments under the lease total $50,700 which are payable in 2007.

Effective January 1, 2006, the Company entered into a one year lease for an apartment in Moscow at a monthly rent of $5,000. (See Note 11). The Company paid $60,000 of rent on this apartment in calendar year 2006. The Company terminated this lease effective on February 28, 2007.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

                                                                     OIL AND
                                                   MAPPING             GAS              DIAMOND
                                                  SERVICES          OPERATIONS        OPERATIONS            TOTAL
                                                --------------    ---------------    --------------     --------------

REVENUES                                          $2,800,000      $                  $             --    $ 2,800,000

COST OF SALES                                      1,924,000                 --                 --         1,924,000
                                                --------------    ---------------    --------------     --------------

GROSS PROFIT                                         876,000                 --                 --           876,000
                                                --------------    ---------------    --------------     --------------

OTHER OPERATING COSTS AND EXPENSES                        --         (7,300,305)                --        (7,300,305

WRITE OFF OF OIL AND GAS  PROPERTIES                      --         (6,884,937)                --        (6,884,937)

OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE                                      --         (1,039,119)                --        (1,039,119)
                                                --------------    ---------------    --------------     --------------
TOTAL COSTS AND EXPENSES                                  --        (15,224,361)                --       (15,224,361)
                                                --------------    ---------------    --------------     --------------

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND INCOME
TAXES                                                876,000        (15,224,361)                --       (14,348,361)

NONCONTROLLING INTEREST                                   --          3,434,182                 --         3,434,182

PROVISION FOR INCOME TAXES                                --                 --                 --                --
                                                --------------    ---------------    --------------     --------------

NET PROFIT (LOSS)                                  $ 876,000        $11,790,179                 --      $ 10,914,179
                                                ==============    ===============    ==============     ==============
15.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method, (b) is irrevocable (unless a new election date occurs) and (c) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 is not expected to have any impact on the Company’s consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the U.S. Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2006 and 2005 financial statements, the Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at December 31, 2006. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy.

17.	SUBSEQUENT EVENTS

Shares Issued for Services

On January 26, 2007, the Company issued 75,000 shares of common stock to an individual, pursuant to a consulting agreement.

Sale of Securities

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold 500,000 shares of common stock, and warrants to purchase 200,000 shares of common stock, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Former Certifying Accountant.

Sherb & Co., LLP was the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2003 and 2004.

On June 29, 2005, the Company notified Sherb & Co., LLP, that the Company is dismissing Sherb & Co., LLP as the Company’s independent registered public accounting firm, effective as of that date.

The reports of Sherb & Co., LLP on the Company's financial statements for the fiscal years ended December 31, 2003 and 2004, when issued, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that the reports of Sherb & Co., LLP for the fiscal years ended December 31, 2003 and 2004 included a qualification in which Sherb & Co., LLP noted substantial doubt about the Company’s ability to continue as a going concern.

The Company’s decision to change its independent registered public accounting firm was recommended and approved by the Company’s Board of Directors.

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

The Company has authorized Sherb & Co., LLP to respond fully to the inquiries of the successor accountant concerning any matter.

(b)	New Certifying Accountant.

On June 29, 2005, the Company engaged Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accounting firm.

The Board of Directors of the Company approved the selection of Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accounting firm.

The Company did not previously consult with Rosen Seymour Shapss Martin & Company LLP regarding the application of accounting principles to a specific or completed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Effective November 13, 2006, we reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the "Plan"), by merging into Terra Energy & Resource Technologies, Inc., a wholly-owned Delaware corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of Shareholders at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in our authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Management

The persons listed in the table below are our present directors and executive officers.

Name	Age	Position

Roman Rozenberg	44	Chief Executive Officer, President and Director
Ivan Railyan	40	Chairman of the Board
Dan Brecher	65	Managing Director, Treasurer and Director
Eric M. Weiss	52	Chief Financial Officer
Dmitry Vilbaum	38	Chief Operating Officer
Kenneth Oh	35	Secretary

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

Management Profiles

Roman Rozenberg, Chief Executive Officer, President and Director

Roman Rozenberg became our Chief Executive Officer and a director on May 19, 2005, and became President on September 30, 2006. Mr. Rozenberg works on a full-time basis. From January 7, 2005 to the present, Mr. Rozenberg has been Chief Executive Officer and a director of Terra Insight Corporation. From March 2004 through January 2005, Mr. Rozenberg served as Vice President of TelcoEnergy, Inc. From February 2002 through March 2004, Mr. Rozenberg served as Chief Executive Officer of Syntaz, Inc. From September 1999 through February 2002, Mr. Rozenberg served as President and Chief Technology Officer of Biolink Technologies International, Inc. Mr. Rozenberg received a Bachelor of Science degree in electrical engineering in 1986 and a Masters of Sciences degree in Information Systems Engineering in 1989 from Polytechnic University (formerly known as Polytechnic Institute of New York).

Ivan Railyan, Chairman of the Board and Former President

Ivan Railyan became our Chairman of the Board on May 19, 2005. Mr. Railyan served as President from May 19, 2005 to September 30, 2006. Mr. Railyan works on a part-time basis. From January 7, 2005 to the present, Mr. Railyan has been President and Chairman of the Board of Terra Insight Corporation. In 1997, Mr. Railyan joined the Institute of Geoinformational Analysis of the Earth Establishment, a Liechtenstein company, as the Head of the Representative Office in the Commonwealth of Independent States. From 2003 to the present, Mr. Railyan has served as Chairman of the Board of the Institute. From 1993 to 1997, Mr. Railyan served as the Head of Research and Development team of the Russian Defense Ministry, Joint Chiefs of Staff. Mr. Railyan received a Master of Science degree from the University of Patrisa Lumumby, Moscow in 1991, and an honorary Ph.D. from the Academy of Science, Arts of the CIS Countries, which he received in 2003. Since 2003 to the present, Mr. Railyan has served as the Vice President of the Academy of Arts and Science of the Commonwealth of Independent States. In September 2005, Mr. Railyan was elected as a member of the Russian Academy of Natural Sciences.

Dan Brecher, Managing Director, Treasurer and Director.

Dan Brecher became our Secretary and Treasurer and a director on May 19, 2005. On June 1, 2005, Mr. Brecher’s duties were changed from Secretary to Managing Director. Mr. Brecher also served as Principal Financial Officer from May 19, 2005 through June 22, 2006. Mr. Brecher works on a part-time basis. From January 7, 2005 to June 1, 2005, Mr. Brecher served as Secretary of Terra Insight Corporation, and as a director from January 7, 2005 to the present. Mr. Brecher is a practicing attorney. From 1998 through the present, Mr. Brecher has been the principal of Law Offices of Dan Brecher. Mr. Brecher received a Bachelor of Arts degree in economics from City College of New York in 1964, and a Doctor of Jurisprudence from Fordham University in 1969. Law Offices of Dan Brecher serves as our legal counsel.

Eric M. Weiss, Chief Financial Officer

On June 22, 2006, Eric M. Weiss, was promoted to the position of Chief Financial Officer. Mr. Weiss worked on a full-time basis through March 2007. In April 2007, he reduced his time commitment to our company. While he still continues to work substantially on a full time basis for us, he spends part of his time working for a startup company which is attempting to commercialize e a piezo electric technology. Mr. Weiss joined our company in December 2005, performing accounting and bookkeeping services and reporting to our Treasurer. From January 2004 to August 2005, Mr. Weiss was a consultant to and then Chief Financial Officer of Ashley Reed Trading, a New York based wholesaler of luxury apparel and accessories. From March 2003 to December 2003, Mr. Weiss was the President of Big Fat Worldwide, a live event marketing company in New York City. From March 2002 through February 2003, Mr. Weiss was a Managing Director at Baytree Capital Associates in New York. In addition from late 1992 until 2000, Mr. Weiss was the Executive Vice President and General Counsel for Active Media Services, Inc. (d/b/a Active International), a New York based media and trading company. Prior to pursuing entrepreneurial activities, Mr. Weiss was an attorney at New York law firms, including Davis Polk & Wardwell and Skadden, Arps, Slate, Meagher & Flom and a certified public accountant at Coopers & Lybrand. Mr. Weiss earned a B.S., magna cum laude, in Accounting from New York University in 1976, an M.B.A from University of Chicago, Graduate School of Business in 1978, and a J.D. from Duke Law School in 1984.

Dmitry Vilbaum, Chief Operating Officer

Dmitry Vilbaum has served as Chief Operating Officer since June 13, 2005. Mr. Vilbaum works on a full-time basis. From June 2005 to March 2006, Mr. Vilbaum was employed by Law Offices of Dan Brecher on a part-time basis. From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank's information technology department. From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP., as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

Kenneth Oh, Secretary

Kenneth Oh has served as Secretary since June 1, 2005. Mr. Oh works on a part-time basis. Mr. Oh is a practicing attorney. From 1998 through the present, Mr. Oh has been an attorney with Law Offices of Dan Brecher. Law Offices of Dan Brecher serves as our legal counsel. Mr. Oh graduated from Pomona College with a B.A. degree in 1993, and from Fordham University with a J.D. degree in 1997.

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

Board of Directors Committees and Meetings

The Board of Directors does not currently maintain an audit, nominating or compensation committee, or similar committees, of the Board of Directors. The Board of Directors is responsible for matters typically performed by an audit, nominating or compensation committee, or similar committees. No person serving on our Board of Directors qualifies as a financial expert. As our present business operations were only recently commenced, our Board of Directors consists of three persons who are officers. We are seeking to attract persons with financial expertise and related industry experience to serve on our Board of Directors.

During the 2006 fiscal year, the Board of Directors did not hold any formal board meetings. All matters were undertaken by unanimous written consent by the Board of Directors.

Code of Ethics

We have not yet adopted a code of ethics applicable to our directors, officers and employees. We expect to adopt a code of ethics during calendar 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership. Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person. As of the year ended December 31, 2006, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation we paid to our most highly compensated executive officers who served during our fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Option Awards ($)(b)	All Other Compensation ($)(c)	Total ($)

Roman Rozenberg	2006	238,450	-	275,000	81,337	594,787
Chief Executive Officer and President
Ivan Railyan	2006	149,310	-	275,000	64,900	489,210
Former President
Dan Brecher	2006	133,961	-	275,000	32,400	441,361
Managing Director
Eric M. Weiss	2006	231,649	-	350,000	11,202	592,851
Chief Financial Officer
Dmitry Vilbaum	2006	181,923	-	209,375	19,774	411,072
Chief Operating Officer
Kenneth Oh	2006	50,000	-	112,500	--	162,500
Secretary

(a)	Includes accrued, but unpaid, salary of: $7,050 for Mr. Rozenberg; $74,375 for Mr. Railyan; $28,563 for Mr. Brecher; $37,000 for Mr. Weiss; $23,077 for Mr. Vilbaum; and $10,576 for Mr. Oh.
(b)

See footnote no. 5 to financial statements for assumptions made in the valuation. The table below summarizes the terms of the stock options for which the dollar amount was recognized in the Summary Compensation Table, whether or not granted in 2006. The stock options granted on September 25, 2006 to Mr. Rozenberg and Mr. Brecher were exercised in December 2006.

	Grant	Underlying	Exercise	Unvested	Expiration
Holder	Date	Options (#)	Price ($)	Options (#)	Date

Ivan Railyan	12/29/2005	500,000	0.50	-	12/28/2010
Roman Rozenberg	12/29/2005	500,000	0.50	-	12/28/2010
Dan Brecher	12/29/2005	500,000	0.50	-	12/28/2010
Dmitry Vilbaum	12/29/2005	250,000	0.50	-	12/28/2010
Kenneth Oh	12/29/2005	250,000	0.50	-	12/28/2010
Eric M. Weiss	3/14/2006	375,000	0.90	-	3/13/2011
Dmitry Vilbaum	4/17/2006	50,000	1.38	12,500	4/16/2011
Ivan Railyan	9/25/2006	250,000	0.21	-	9/24/2011
Roman Rozenberg	9/25/2006	250,000	0.21	-	9/24/2011
Dan Brecher	9/25/2006	250,000	0.21	-	9/24/2011
Dmitry Vilbaum	9/25/2006	250,000	0.21	-	9/24/2011
Eric M. Weiss	10/27/2006	250,000	0.22	-	10/26/2011

(c)

This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. For Mr. Rozenberg, this includes the cost of a company apartment of $55,200. For Mr. Railyan, this includes expenses of $60,000 for the purchase of a company automobile used by the executive. For Mr. Brecher, this includes expenses of $19,166 associated with a company leased automobile used by the executive, and the cost of premiums of life insurance of $7,580 and of disability insurance of $4,552. For Mr. Weiss, this includes expenses of $10,545 associated with an automobile owned by the executive, which is partially paid for by the company.  For Mr. Vilbaum, this includes expenses of $16,281 associated with an automobile owned by the executive, which is partially paid for by the company, and the cost of premiums of long term care insurance of $2,568.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding s held by the Name Executive Officers as at December 31, 2006. No stock awards were granted to the named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exericse Price ($)	Option Expiration Date

Roman Rozenberg	-	-	1,033,333	0.32	1/6/2010
Roman Rozenberg	500,000	-	-	0.50	12/28/2010
Ivan Railyan	-	-	1,033,334	0.32	1/6/2010
Ivan Railyan	500,000	-	-	0.50	12/28/2010
Ivan Railyan	250,000	-	-	0.21	9/24/2011
Dan Brecher	-	-	1,033,333	0.32	1/6/2010
Dan Brecher	500,000	-	-	0.50	12/28/2010
Eric M. Weiss	375,000	-	-	0.90	3/13/2011
Eric M. Weiss	250,000	-	-	0.22	10/26/2011
Dmitry Vilbaum	413,333	-	-	0.80	6/12/2010
Dmitry Vilbaum	500,000	-	-	1.00	6/28/2010
Dmitry Vilbaum	250,000	-	-	0.50	12/28/2010
Dmitry Vilbaum	37,500	12,500	-	1.38	4/16/2011
Dmitry Vilbaum	250,000	-	-	0.21	9/24/2011
Kenneth Oh	250,000	-	-	0.80	5/19/2010
Kenneth Oh	250,000	-	-	0.50	12/28/2010

2005 Stock Incentive Plan

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. Our Board of Directors adopted the 2005 Stock Incentive Plan on December 29, 2005 and our stockholders approved the 2005 Stock Incentive Plan on November 3, 2006. The purposes of the 2005 Stock Incentive Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders. The 2005 Stock Incentive Plan is administered by the Board of Directors. The 2005 Stock Incentive Plan prohibits the repricing of awards. The maximum aggregate number of shares of common stock that may be granted under the 2005 Stock Incentive Plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options. The evergreen provision provides that for a period of nine years from the adoption date of the 2005 Stock Incentive Plan, the aggregate number of shares of common stock that is available for issuance under the 2005 Stock Incentive Plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors. Unless terminated earlier by the Board of Directors, the 2005 Stock Incentive Plan will terminate on December 28, 2015. As of December 31, 2005, and December 31, 2006, we had outstanding nonincentive stock options to acquire 2,250,000 shares and 2,727,500 shares, respectively, under the 2005 Stock Incentive Plan.

Director Compensation Table

In fiscal year 2006, we did not compensate directors for their services on the Board of Directors.

Employment Agreements with Executive Officers

Employment agreements with our officers, as in effect, as of December 31, 2006, are described below.

Agreement with Roman Rozenberg

Roman Rozenberg serves as Chief Executive Officer pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. His annual base salary was $180,000 for fiscal year 2005 and was at the annual rate of $238,500 for fiscal year 2006. He is entitled to annual increases of not less than the change in the Consumer Price Index. His base salary is to increase to $265,000 effective as of when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to increase to $350,000 following the first month in which:

•	we achieve market capitalization of $100 million or more for at least four consecutive trading days, or for at least ten of the last thirty trading days;
•	our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;
•	we achieve revenues of $10 million or more; or
•	we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

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

The employment agreement provides for termination for cause.

Agreement with Ivan Railyan

Ivan Railyan has served as President pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. Mr. Railyan stepped down as President effective September 30, 2006 and continues to be employed in a non-officer capacity. The employment is on a part-time basis. His annual base salary for fiscal year 2005 was $180,000 and was at the annual rate of $247,500 for fiscal year 2006. He is entitled to annual increases of not less than the change in the Consumer Price Index. His base salary is to increase to $275,000 effective as of when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to increase to $365,000 following the first month in which:

•	we achieve market capitalization of $100 million or more for at least four consecutive trading days, or for at least ten of the last thirty trading days;
•	our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;
•	we achieve revenues of $10 million or more; or
•	we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

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

The employment agreement provides for termination for cause.

Agreement with Dan Brecher

Dan Brecher serves as Managing Director of the Company pursuant to a three-year employment agreement, effective as of January 7, 2005 and as amended on May 19, 2005 and December 29, 2005. The employment is on a part-time basis. His annual base salary for fiscal year 2005 was $60,000 and was at the annual rate of $135,000 for fiscal year 2006. He is entitled to annual increases of not less than the change in the Consumer Price Index. His base salary is to increase to $150,000 effective as of when we achieve revenue totaling at least $5,000,000, or obtain financing of at least $5,000,000, based upon financing completed after May 1, 2005. His base salary is to increase to $250,000 following the first month in which:

•	we achieve market capitalization of $100 million or more for at least four consecutive trading days, or for at least ten of the last thirty trading days;
•	our subsidiaries, in total, achieve revenues totaling at least $6 million or valuation of $25 million or more, based on private or public financing, sale, merger or similar transaction;
•	we achieve revenues of $10 million or more; or
•	we, including any subsidiary, obtain financing of at least $8 million, based upon financing completed after May 1, 2005.

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

The employment agreement provides for termination for cause.

Certain Employment Agreement Provisions

Each of the employment agreements with Roman Rozenberg, Ivan Railyan, and Dan Brecher provides for certain change of control and tax gross-up provisions.

If we undergo a "change of control", we must pay him an amount equal to 290% of his base compensation and all stock options granted are to vest immediately. He has the right to terminate his employment if we undergo a change in control. As defined in his employment agreement, a change of control refers to:

•	a change in our ownership or management that would be required to be reported in response to certain provisions of the Securities Exchange Act of 1934;
•	an acquisition, other than directly from us, by a person or entity other than us of thirty five percent (35%) or more of our common stock or then outstanding voting securities;
•	a change in a majority of the current Board of Directors, excluding a Board approved change that does not result from a proxy contest;
•	a reorganization, merger, consolidation or sale of substantially all of our assets, after which our shareholders do not own, in the same proportion, more than 50% of the voting power, after which a majority of the board of directors changes, and after which a new shareholder beneficially owns 25% or more of the voting power; or
•	the approval by our stockholders of a complete liquidation or dissolution.

The employment agreement, as amended, provides that, prior to the consummation of an actual “change in control” event, we and the employee shall in good faith negotiate a new employment agreement, whereby it is contemplated that employee would continue to render similar services in an executive capacity for a term of no less than five years, on improved terms and conditions as to salary and benefits, recognizing that additional duties, responsibilities and certain waivers are contemplated by such “change in control”.

The employment agreement, as amended, contains tax gross-up provisions relating to compensation or to any excise tax and income tax that the employee incurs by reason of receipt of any payment that constitutes an excess parachute payment as defined in Section 280G of the Internal Revenue Code.

Agreement with Dmitry Vilbaum

Dmirty Vilbaum serves as Chief Operating Officer pursuant to a three-year employment agreement, effective as of June 13, 2005 and as amended December 29, 2005. Through March 2006, he worked on a part-time basis, for which his annual base salary for fiscal year 2005 was at the rate of $100,000 per year and, through March 2006 was at the rate of $125,000 for fiscal year 2006. Through March 2006, with our permission, Mr. Vilbaum was permitted to work up to 20 hours per week for Law Offices of Dan Brecher on a part-time basis, and for the use of Mr. Vilbaum services, we reimbursed Law Offices of Dan Brecher for compensation expenses and costs of benefits, at cost, it incurred in connection with its employment of Mr. Vilbaum. Effective April 1, 2006, Mr. Vilbaum’s annual base salary, on a full-time basis, for fiscal year 2006 is at the rate of $150,000 per year. His salary increases to the rate of $160,000 per year during the term of employment following the first month in which our revenues from operations during such fiscal year exceeds $5,000,000; and, his salary shall increase to the rate of $220,000 per year during the term of employment following the first month in which our revenues from operations during such fiscal year exceeds $10,000,000. If, however, our revenues subsequently decrease to below either of such levels in any twelve month period, his salary is to revert to its former level during such period. Mr. Vilbaum is entitled to any bonus as may be determined by the Board of Directors. He is also entitled to receive reimbursement for reasonable travel and other business related expenses, four weeks vacation, and medical and dental insurance. We are also providing to Mr. Vilbaum certain life insurance and long-term care insurance coverage.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth, as of December 31, 2006, the shares of our common stock beneficially owned by each person who is known by us to beneficially own 5% or more of our common stock, each of our directors and executive officers, and all of our directors and executive officers as a group. This information was determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below. As of December 31, 2006, we had 55,958,338 shares of common stock issued and outstanding.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days of December 31, 2006 pursuant to options, warrants, conversion privileges or other rights are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

Name and Address	Amount and Nature	Additional Shares		Percent
of Beneficial Owner	of Beneficial Owner	Acquirable Within 60 days		of Class

Roman Rozenberg (a)	3,652,998	500,000	(c)(d)	7.4%
Ivan Railyan (a)	29,775,483	750,000	(c)(d)(e)	53.8%
Dan Brecher (a)	2,001,499	500,000	(c)(d)	4.4%
Eric M. Weiss (a)	0	625,000	(f)(g)	1.1%
Dmitry Vilbaum (a)	0	1,450,833	(e)(h)(i)	2.5%
Kenneth Oh (a)	0	500,000	(i)(j)	0.9%
Enficon Establishment (b)	10,000,000	0		17.9%

All present officers and directors as a group (6 persons)	35,429,980	4,325,833		65.9%

(a)	Refers to an officer or director. The person's address is: c/o Terra Insight Corporation, 99 Park Avenue, 16th Floor, New York, New York 10016.
(b)	The beneficial owner is Alexander Fediaev. Its address is Liechtenstein, Poststrasse 403, FL-9491 Ruggell.
(c)

Does not include stock options, subject to vesting at a future date upon achievement of certain corporate milestones or thresholds, exercisable for five years from January 7, 2005 at $0.32 per share, to acquire up shares of common stock. The number of shares underlying the stock options are 1,033,333 shares for each of Mr. Rozenberg and Mr. Brecher, and 1,033,334 shares for Mr. Railyan. As of December 31, 2006, the stock options have not vested. As of December 31, 2006, one-half of the stock options are to vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000, and the other half of the stock options are to vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

(d)	Includes stock options to purchase 500,000 shares of common stock, exercisable for five years from December 29, 2005 at $0.50 per share.
(e)	Includes stock options to purchase 250,000 shares of common stock, exercisable for five years from September 25, 2006 at $0.21 per share.
(f)	Includes stock options to purchase 375,000 shares of common stock, exercisable for five years from March 14, 2006 at $0.90 per share.
(g)	Includes stock options to purchase 250,000 shares of common stock, exercisable for five years from October 27, 2006 at $0.22 per share.
(h)

Includes stock options, exercisable for five years from June 13, 2005 at $0.80 per share, to acquire up to 413,333 shares of common stock. Includes stock options, exercisable for five years from June 29, 2005 at $1.00 per share, to acquire up to 500,000 shares of common stock. Includes stock options to purchase 37,500 shares of common stock, exercisable for five years from April 17, 2006 at $1.38 per share, and does not include stock options to acquire an additional 12,500 shares are to vest on March 31, 2007.

(i)	Includes stock options to purchase 250,000 shares of common stock, exercisable for five years from December 29, 2005 at $0.50 per share.
(j)	Includes stock options, exercisable for five years from May 20, 2005 at $0.80 per share, to acquire up to 250,000 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	2,727,500	$0.58	2,272,500
Equity compensation plans not approved by security holders	5,878,333	$0.47	0

Total	8,605,833	$0.51	2,272,500

Plans in the Shareholder Approved Category

Our 2005 Stock Incentive Plan for employees, directors and consultants provides for the issuance of up to 5,000,000 shares of our common stock pursuant to awards granted under the 2005 Stock Incentive Plan. To date, only nonincentive stock options to employees have been granted under the 2005 Stock Incentive Plan. A nonincentive stock option entitles the holder to purchase a share of our common stock for a period of five years from grant at a purchase price no less than the fair market value of the common stock on the day of grant. As of December 31, 2006, nonincentive stock options to purchase 2,727,500 shares of common stock were outstanding, as summarized below.

Holder	Options (#)	Exercise Price	Expiration

Executive Group
Roman Rozenberg	500,000	0.50	12/28/2010
Ivan Railyan	500,000	0.50	12/28/2010
Dan Brecher	500,000	0.50	12/28/2010
Eric M. Weiss	375,000	0.90	3/13/2011
Dmitry Vilbaum	250,000	0.50	12/28/2010
Dmitry Vilbaum	50,000	1.38	4/16/2011
Kenneth Oh	250,000	0.50	12/28/2010
Non-Executive Group	302,500	0.90 – 1.07	Various through 4/2011

Plans Not in the Shareholder Approved Category

On January 7, 2005, pursuant to employment agreements, as amended, with Ivan Railyan, Roman Rozenberg, and Dan Brecher, we issued stock options to acquire an aggregate of 3,100,000 shares of our common stock, exercisable for five years from January 7, 2005 at $0.32 per share. The stock options are subject to vesting at a future date upon achievement of certain company milestones or thresholds, One-half of the stock options shall vest following the first fiscal year end in which our earnings before interest, taxes, depreciation, and amortization (EBITDA) exceeds $2,000,000 or our gross revenues exceed $6,000,000. The remaining stock options shall vest following the first fiscal year end in which our EBITDA exceeds $4,000,000 or our gross revenues exceed $10,000,000.

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

On June 29, 2005, we entered into a consulting agreement with Stuart Sundlun, an individual, pursuant to which we issued stock options to purchase 500,000 shares of our common stock. The stock options are exercisable for five years at $0.80 per share.

On March 7, 2006, we issued to Norman Sheresky, a legal consultant, stock options to purchase 15,000 shares of our common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share.

On September 21, 2006, we issued to Global Scan Technologies, LLC, in consideration for at-cost pricing for satellite data acquisition, processing and geophysical interpretation services, 250,000 shares of common stock and warrants exercisable into 250,000 shares of common stock for a period of one year at $0.50 per share.

On September 25, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.21 per share, to each of the following employees: Ivan Railyan, Roman Rozenberg, Dan Brecher and Dmitry Vilbaum. Messrs. Rozenberg and Brecher exercised such options in December 2006.

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

Changes in Control

We do not have any arrangements that may result in a change in control, except to the extent as described below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Sale of Securities

On June 30, 2005, we entered into a Securities Purchase Agreement with Enficon Establishment, a Liechtenstein company, for the sale of up to a principal amount of $5 million in 6% convertible debentures due December 31, 2007. On July 5, 2005, Enficon Establishment purchased a $2 million debenture. We allocated $1 million of the proceeds to our working capital, and the other $1 million in furtherance of an exploration agreement that we entered into with Enficon Establishment. Enficon Establishment purchased a further $1 million debenture on September 8, 2005. We allocated $1 million of the proceeds to our working capital. The debentures were to be convertible into shares of our common stock at $1.00 per share. Interest was to accrue on the principal amount of the debentures at the simple rate of 6% per year from the date of issuance and was to be paid at maturity. In the event of conversion of the debenture, in whole or in part, the accrued interest on the converted principal amount was to be forfeited. We granted Enficon Establishment certain registration rights, agreeing to include in a registration statement that we file, the resale of the shares underlying certain debentures that Enficon Establishment purchased.

On December 12, 2005, we entered into a Securities Purchase Agreement with Belhasa International Co. LLC, a United Arab Emirates entity, for the sale of 1,000,000 shares of our common stock, 150,000 warrants exercisable for one year, and 2,000,000 warrants exercisable for six months, for $1 million. The 150,000 one-year warrants were exercisable until June 12, 2006 at $1.25 per share and were exercisable until December 12, 2006 at $1.50 per share. The 2,000,000 six-month warrants were exercisable until March 12, 2006 at $1.15 per share and were exercisable until June 12, 2006 at $1.50 per share. All 2,150,000 warrants expired unexercised. We applied the proceeds of $1 million from the sale of the securities to our working capital.

On December 29, 2005, we entered into a Securities Purchase Agreement with Esterna Limited, a Cyprus limited company, for the sale of 500,000 shares of common stock. We applied the proceeds of $500,000 from the sale of the securities to our working capital.

On April 12, 2006, pursuant to a Protocol Agreement dated April 5, 2006, Enficon Establishment, as assignee of Kiev Investment Group’s rights under the agreement, purchased from us a 6% convertible debenture due December 31, 2007 in the principal amount of $1 million. The purchase of the debenture represented the fourth million of an aggregate of $5 million in debentures that Enficon Establishment and Kiev Investment Group may purchase from us pursuant to our Securities Purchase Agreement with Enficon Establishment dated June 30, 2005. The debentures were to be convertible into shares of our common stock at $1.00 per share. Interest was to accrue on the principal amount of the debentures at the simple rate of 6% per year from the date of issuance and was to be paid at maturity. In the event of conversion of the debenture, in whole or in part, the accrued interest on the converted principal amount was to be forfeited. We allocated $500,000 of the proceeds for our working capital, and the balance as a capital contribution to our subsidiary, Tierra Nevada Exploration Partners, LP, which used such funds for oil and gas drilling operations in the State of Nevada.

On June 16, 2006, pursuant to an agreement, entitled Modification to Protocol Agreement with Kiev Investment Group and Enficon Establishment, Kiev Investment Group purchased from us a 7% convertible debenture due December 31, 2008 in the principal amount of $1 million. The debentures were to be convertible into shares of our common stock at $1.00 per share until August 15, 2006, thereafter at $1.50 per share until October 16, 2006, thereafter at $1.75 per share until January 16, 2007, and thereafter at $2 per share. Interest was to accrue on the principal amount of the debentures at the simple rate of 7% per year from the date of issuance and was to be paid at maturity. In the event of conversion of the debenture, in whole or in part, the accrued interest on the converted principal amount was to be forfeited. We allocated the proceeds from the sale of the debentures to our working capital.

On September 20, 2006, we entered into an agreement with Enficon Establishment that modified the terms of the Securities Purchase Agreement with Enficon Establishment, dated as of June 30, 2005, and modified the conversion price of the $4 million in 6% convertible debentures issued pursuant to the Securities Purchase Agreement. On September 20, 2006, we also entered an agreement with Enficon Establishment that modified the terms of the outstanding 7% convertible debenture, in the principal amount of $1 million, issued on June 16, 2007 to Kiev Investment Group, an affiliate of Enficon Establishment that had assigned its rights to the 7% debentures to Enficon Establishment. The modifications adjusted the conversion prices of the 6% debentures and the 7% debentures to $0.50 per share. On September 20, 2006, Enficon Establishment converted the entire $5 million in outstanding debentures into an aggregate of 10 million shares of our common stock. No interest was payable on the converted debentures.

Agreements with Kiev Investment Group and Enficon Establishment

On June 30, 2005, we entered into an exploration agreement with Enficon Establishment for the formation, operation, financing and development of a Delaware limited partnership, Tierra Nevada Exploration Partners, LP, in connection with the exploration of certain natural resource deposits in the State of Nevada. Our subsidiary, Terra Resources, Inc., is the general partner of the partnership. The plan was to pursue acquisition of the leases related to oil rights in certain properties in a designated area of Nevada to implement an exploration program for the drilling of three wells. We were to provide up to a total of $3 million in funding for the project. Enficon and Kiev Investment Group were to provide up to $3 million as capital contribution in furtherance of the project, whereby they would have a 50% interest as a limited partner in the partnership. To the extent that Enficon and Kiev Investment Group contributed less, or third-party financing was required, their interest in the partnership would be diluted. As of December 31, 2006, we provided $2.5 in capital contributions, and Kiev Investment Group provided $1 million in capital contributions to the project. The drilling of the first well commenced in June 2006.

On April 6, 2006, we entered into a Protocol Agreement dated April 5, 2006 with Kiev Investment Group, an affiliate of Enficon Establishment, which related to, modified and supplemented the terms of our Securities Purchase Agreement with Enficon Establishment dated June 30, 2005 and of our exploration agreement with Enficon Establishment dated June 30, 2005. Under the Protocol Agreement, Kiev Investment Group also undertook various obligations, including to: (1) by May 15, 2006, to purchase the fifth and final tranche of $1 million of convertible debentures pursuant to the Securities Purchase Agreement dated June 30, 2005, which was not performed; and (2)to make capital contributions, pursuant to the exploration agreement with Enficon, in the aggregate amount of $3 million to our subsidiary, Tierra Nevada Exploration Partners, with a $1 million capital contribution made on April 13, 2006, and additional contributions of $600,000 and $1.4 million to be made by June 15, 2006 and July 5, 2006, respectively; and (3) by June 29, 2006, to purchase from us 5,000,000 shares of our common stock at $1.05 per share, which was not performed.

The Protocol Agreement also provided that, by June 29, 2006, the parties were to enter into a stock option agreement, which was not performed, that would grant Kiev Investment Group the right to purchase such additional amount of our common stock, that when combined with shares issuable upon conversion of the debentures and the purchase of 5 million shares by June 29, 2006, would equal 25% of our then outstanding shares of common stock. The stock option was to be exercisable, on an all or none basis, until October 1, 2006 at $1.20 per share, and thereafter, exercisable until December 31, 2006 at a price of the greater of (a) $1.50 per share or (b) 60% of the average trading price of our common stock for the 20 day period preceding such exercise, with an upper cap on the exercise price of $1.75 per share. Subject to fulfillment of Kiev Investment Group’s obligations under the Protocol Agreement, Kiev Investment Group was to have the right and obligation to finance certain future joint projects for a period of five years. The right to finance joint projects was to be forfeited if the stock option provided for in the Protocol Agreement was not exercised in its entirety by October 1, 2006, or if the stock option was not exercised as to at least 50% of the underlying shares by December 31, 2006, or if Kiev Investment Group breached the terms of the Protocol Agreement.

On June 16, 2006, we entered into an agreement, entitled Modification to Protocol Agreement, with Kiev Investment Group and Enficon Establishment, which related to, modified, amended and supplemented the terms of our Protocol Agreement dated April 5, 2006. Pursuant to the Modification Agreement, Kiev Investment Group was to cure any breaches of its commitments under the Protocol Agreement within two weeks of receipt from notice of us notice of a specified level of oil production from a well in Texas (the "Bellows Well"). Under the Modification Agreement, the parties agreed to eliminate certain requirements in the Protocol Agreement to the extent such requirements obligated or related in any way to Kiev Investment Group 's or its affiliates' purchase of non-debt securities of the Company or require Kiev Investment Group to provide funding for projects of the Company or its affiliates. Kiev Investment Group was to provide funds of $900,000, to be received on or before the earlier of July 10, 2006 or within 48 hours of written notice, whichever occurred first, to be used to fund completion costs of the Sage Well, if we made a decision to complete the well after initial testing. In the event of approved increases in the authority for expenditure as to the Sage Well, Kiev Investment Group was to provide the funding for such increases in a reasonably prompt manner. Kiev Investment Group and Enficon Establishment failed to fulfill their obligations under the Modification Agreement.

On August 8, 2006, we entered into an agreement with Kiev Investment Group and Enficon Establishment, entitled Further Modification to Protocol Agreement, dated as of August 4, 2006, which related to, modified, amended and supplemented the terms of the parties' Protocol Agreement dated April 5, 2006 and Modification to Protocol Agreement entered June 16, 2006. The Further Modification was made without prejudice to our rights under the Protocol Agreement as previously modified. We agreed to the Further Modification, also without prejudice, and provided Kiev Investment Group and Enficon Establishment agreed to fund the $680,000 cash call, which was made on July 31, 2006, and other cash calls, and to provide the funding pursuant to the Protocol, particularly the non-debt securities purchases from the Company shortly after the Sage Well completion decision. Under the Further Modification, all rights were reserved, and the parties agreed to modify the payout structure with respect to revenues derived from the Sage Well, such that:

(1)	investments for the Bellows Well in TexTerra Exploration Partners, LP and investments in Tierra Nevada Exploration Partners, LP for the Sage Well are first fully recouped;
(2)	thereafter, the Company will receive payment of its 5% overriding royalty; and
(3)	thereafter, the remaining revenues are to be allocated 75% to Kiev Investment Group and 25% to the Company.

Kiev Investment Group failed to exercise the stock option and otherwise breached the terms of the Protocol Agreement, forfeiting its rights under the Protocol Agreement. Kiev Investment Group and Enficon Establishment materially failed to honor the terms of the Protocol Agreement, as amended, modified and supplemented. Accordingly, we believe Kiev Investment Group and Enficon have no further rights under the agreements.

Transactions with Directors and Officers

We have a license agreement and a services agreement with The Institute of Geoinformational Analysis of the Earth Establishment. Mr. Railyan, our President and Chairman, is the owner and operator of the Institute. The Institute is an international professional services firm which specializes in the development and application of remote sensing and geographic information technologies. The purpose of the agreements was to provide us with a license right to the technology, and a right to utilize the Institute’s services. We believe that the terms of the agreements with the Institute were fair, and are on terms at least as equivalent to transactions with an unaffiliated party. The terms of the agreements were negotiated between Mr. Railyan and the other members of our Board of Directors, and factors in determining the terms included, the availability and costs of obtaining other technology and services from third parties, our good faith judgment as to the value of the Institute’s technology and services, the long term nature of the agreements, a discount on services from the Institute’s normal rates, and that we are receiving offsets on our service payments to the Institute against our annual minimum license fees for a period of time until we generate substantial revenues. Periodically, from time to time, the Board of Directors, excluding Mr. Railyan, intends to reevaluate the terms of the agreements and reevaluate our contractual arrangements with the Institute, considering the availability and costs of obtaining other technology and services available from third parties.

Under the license agreement, we have an exclusive, worldwide renewable right for a 30-year term from 2005 to use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. We are required to pay the Institute $600,000 each year under the license agreement until it has achieved certain milestones, upon which the payments increase.

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

We presently sublease executive office facilities on a month-to-month basis pursuant to an oral agreement with Dan Brecher, an officer and director of our company. The rent was $1,500 per month through November 2005, $2,250 per month through March 2006, $4,500 per month through August, 200, and is currently at the rate of $8,000 per month through March 31, 2007. The rent represents the actual cost being charged to Mr. Brecher by the third party lessor for the facilities utilized by our company. The increases in rent have been due to occupancy of additional space and increases charged by the landlord.

Certain of our officers, Dan Brecher and Kenneth Oh, and other employees of our company work for our attorneys, Law Offices of Dan Brecher, and will continue to do so for the near future as we develop our operations. Mr. Brecher and Mr. Oh are practicing attorneys who devote a majority of their time to Law Offices of Dan Brecher. The law firm, the proprietor of which is an attorney who is a director, officer, and shareholder of our company, provides certain legal services to us. We paid the law firm legal fees during the year ended December 31, 2005 of approximately $672,000, and paid or incurred legal fees of approximately $ during the year ended December 31, 2006.

Dmitry Vilbaum, our Chief Operating Officer, worked for Law Offices of Dan Brecher on a part-time basis from June 2005 through March 2006. For the use of Mr. Vilbaum services, we reimbursed, at cost, Law Offices of Dan Brecher for compensation expenses and costs of benefits it incurred in connection with its employment of Mr. Vilbaum, provided Mr. Vilbaum was devoting substantially all of his time to our business. Mr. Vilbaum received a salary from Law Offices of Dan Brecher at the rate of $25,000 per year from June 2005 through March 2006, and medical and dental benefits.

On December 12, 2006, each of Roman Rozenberg and Dan Brecher exercised stock options granted on September 25, 2006 to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.21 per share. We accepted from Mr. Rozenberg the cancellation of $52,500 in unreimbursed and unpaid salary as the exercise price. We accepted from Mr. Brecher a credit of $52,500 in legal fees of his law firm as the exercise price.

Director Independence

None of our directors are deemed independent. In determining independence, we are applying the independence standards of the American Stock Exchange.

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
2.4

Plan and Agreement of Merger between CompuPrint, Inc., a North Carolina corporation, and Terra Energy & Resource Technologies, Inc., a Delaware corporation (Incorporated by reference to Exhibit 2.1 of Form 8-K, filed on November 15, 2006)

3(i)(1)	Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on November 15, 2006)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K, filed on November 15, 2006)
3(i)(3)	Articles of Incorporation of CompuPrint, Inc. of CompuPrint, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(i)(4)	Articles of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(i)(5)	Certificate of Amendment of CompuPrint, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K filed on May 25, 2005)
3(ii)(1)	Bylaws of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(ii)(1) of Form 8-K, filed on November 15, 2006)
3(ii)(2)	By-Laws of CompuPrint, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
10.1	Amended and Restated License Agreement with the Institute (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.2	Amended and Restated Services Agreement with the Institute (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.3	Employment Agreement with Ivan Railyan (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 25, 2005)
10.4	Employment Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 25, 2005)
10.5	Employment Agreement with Dan Brecher (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 25, 2005)
10.6	Addendum to Employment Agreements, dated May 19, 2005 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.7	Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 6, 2005)
10.8	Addendum to Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.9	Addendum to Employment Agreement, Dmitry Vilbaum, December 2005 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2006)
10.10	Addendum to Employment Agreement, Ivan Railyan, December 2005 (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on January 4, 2006)
10.11	Addendum to Employment Agreement, Roman Rozenberg, December 2005 (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on January 4, 2006)
10.12	Addendum to Employment Agreement, Dan Brecher, December 2005 (Incorporated by reference to Exhibit 10.9 of Form 8-K filed on January 4, 2006)

10.13	Option Agreement, dated May 20, 2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2005)
10.14	Addendum to Option Agreement, Kenneth Oh, December 2005 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 4, 2006)
10.15	Option Agreement, dated June 29, 2005 (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 6, 2005)
10.16	Addendum to Option Agreement, Dmitry Vilbaum, December 2005 (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 4, 2006)
10.17	2005 Stock Incentive Plan, as Restated (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 15, 2006)
10.18	Form of Grant Award of Nonincentive Options to Employees issued pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.38 of Form SB-2/A, filed on May 1, 2006)
10.19	Form of Stock Warrant issued to employees on September 25, 2006 and October 27, 2006 (Incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on December 18, 2006)
10.20	Securities Purchase Agreement with Jan Arnett, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on December 18, 2006)
10.21*	Securities Purchase Agreement with Jan Arnett, dated as of February 15, 2007
11*	Statement Concerning Computation of Per Share Earnings is hereby incorporated by reference to “Financial Statements” of Part II – Item 7, contained in this Form 10-KSB
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

_____

* Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the years ended December 31, 2006 and 2005 were $263,184 and $50,000, respectively.

Audit services consisted primarily of the annual audits, review of our financial statements, and services that are normally provided by our accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the years ended December 31, 2006 and 2005 were $0 and $133,700, respectively. There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees for fiscal years ended December 31, 2006 and 2005.

Audit-related fees consisted primarily of the review of financial statements for inclusion in registration statements filed by the Company.

Tax Fees

Fees for tax services provided by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, during the years ended December 31, 2006 and 2005 were $0.

Tax services related primarily to the preparation of Company tax filings with regulatory agencies.

All Other Fees

There were no other fees billed for services.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board of Directors approved all of the services rendered to us by Rosen Seymour Shapss Martin & Company LLP, our current principal independent registered public accounting firm, for our fiscal years 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. By: /s/ Roman Rozenberg Roman Rozenberg, Chief Executive Officer Dated: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Roman Rozenberg
         Roman Rozenberg, Chief Executive Officer
         and Director

Dated: April 17, 2007

By:  /s/ Eric M. Weiss
         Eric M. Weiss, Chief Financial Officer

Dated: April 17, 2007

By:  /s/ Ivan Railyan
         Ivan Railyan, Chairman of the Board

Dated: April 17, 2007

By:  /s/ Dan Brecher
         Dan Brecher, Director

Dated: April 17, 2007