Form 10QSB
period 2007-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2007-05-21
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ___________.

Commission file number: 333-90272

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

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

As of March 31, 2007, the issuer had 56,533,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-QSB

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                     March 31,      December 31,
                                                                        2007            2006
                                                                    ------------    ------------
                                       ASSETS                       (Unaudited)
                                       ------

CURRENT ASSETS
--------------

CASH                                                                $     18,037    $  1,055,556
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 19,549          47,313
                                                                    ------------    ------------

         TOTAL CURRENT ASSETS                                             37,586       1,102,869

OIL AND GAS PROPERTIES, UNPROVED, FULL COST METHOD (Note 6)            1,075,753       1,067,427
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (Note 7)         195,879         206,972
OTHER ASSETS                                                              15,950            --
                                                                    ------------    ------------

         TOTAL ASSETS                                               $  1,325,168    $  2,377,268
                                                                    ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 2)                      $  1,786,631    $  2,566,491
LOAN PAYABLE - RELATED PARTY (Note 9)                                     20,000            --
                                                                    ------------    ------------

         TOTAL CURRENT LIABILITIES                                     1,806,631       2,566,491
                                                                    ------------    ------------

         TOTAL LIABILITIES                                             1,806,631       2,566,491
                                                                    ------------    ------------

COMMITMENT AND CONTINGENCIES (Notes 11 and 12)

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

PREFERRED STOCK; $.0001 PAR VALUE,
  SHARES AUTHORIZED 25,000,000
   NO SHARES OUTSTANDING AT MARCH 31, 2007 AND DECEMBER 31, 2006            --              --
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 250,000,000
   SHARES ISSUED AND OUTSTANDING: 56,533,338 AT MARCH 31, 2007
      and 53,258,338 AT DECEMBER 31, 2006                                  5,653           5,596
ADDITIONAL PAID IN CAPITAL                                            14,123,629      13,754,551
STOCK OPTIONS OUTSTANDING (Note 5)                                     1,428,950       1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                              50,130            --
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                                  --           (24,111)
ACCUMULATED DEFICIT                                                  (16,089,825)    (15,354,209)
                                                                    ------------    ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    (481,463)       (189,223)
                                                                    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  1,325,168    $  2,377,268
                                                                    ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

REVENUES                                                      $         --      $      260,000

COST OF REVENUES                                                        --              49,000
                                                              --------------    --------------

GROSS PROFIT                                                            --             211,000

OPERATING EXPENSES
------------------
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                          21,000              --
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                            24,111              --
EXPENSE ON CHANGE OF CONVERSION RATE WARRANTS                         50,130              --
OPERATING COSTS AND EXPENSES                                         969,622              --
                                                              --------------    --------------
   TOTAL OPERATING EXPENSES                                        1,064,863        (1,398,429)

OPERATING LOSS BEFORE
  OTHER INCOME (EXPENSE),
   PROVISION FOR INCOME TAXES
   AND NONCONTROLLING INTEREST                                    (1,064,863)       (1,187,429)
                                                              --------------    --------------

OTHER INCOME (EXPENSE):

INTEREST EXPENSE                                                        (727)         (123,125)
INTEREST INCOME                                                           11             5,793
FORGIVENESS OF DEBT - INTEREST ON CONVERSION
     OF DEBENTURES                                                      --                --
                                                              --------------    --------------
      NET INTEREST EXPENSE                                              (716)         (117,332)
                                                              --------------    --------------

LOSS BEFORE PROVISION FOR NONCONTROLLING INTEREST
   AND INCOME TAXES                                               (1,065,579)       (1,304,761)

NONCONTROLLING INTEREST                                              329,963             2,932
PROVISION FOR INCOME TAXES (Note 10)                                    --                --
                                                              --------------    --------------

NET LOSS                                                      $     (735,616)   $   (1,301,829)
                                                              ==============    ==============

NET LOSS PER COMMON SHARE-
   BASIC AND DILUTED                                          $        (0.01)   $        (0.03)
                                                              ==============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                                                 56,195,005        43,008,338
                                                              ==============    ==============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                   $     (735,616)   $   (1,301,829)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
      IN OPERATING ACTIVITIES:
         NONCASH ITEMS:
            NONCONTROLLING INTEREST                                     --              (2,932)
            DEPRECIATION                                              11,093             1,835
            AMORTIZATION OF FINANCING COSTS                             --               6,938
            ACCRETION ON CONVERTIBLE DEBENTURES                         --              77,856
            COMMON STOCK ISSUED FOR SERVICES                         118,500              --
            AMORTIZATION OF CONSULTING FEES                             --             174,466
            AMORTIZATION OF DEFERRED COMPENSATION
                 (EMPLOYEES)                                          24,111           333,125
            ACCRUED OFFICERS' SALARIES CONVERTED TO EQUITY            93,381              --
            EXPENSE RECOGNIZED ON CHANGE OF
                CONVERSION RATE - WARRANTS                            50,130              --
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                DEFERRED COSTS                                          --              49,000
                PREPAID EXPENSES AND OTHER CURRENT ASSETS             27,764             2,404
                OTHER CURRENT ASSETS                                 (15,950)             --
                OTHER  ASSETS                                           --             (11,040)
            INCREASE (DECREASE) IN LIABILITIES:
                 ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (722,606)         (275,898)
                 DEFERRED REVENUE                                       --            (260,000)
                 ACCRUED INTEREST ON CONVERTIBLE DEBENTURES             --              45,000
                                                              --------------    --------------
      NET CASH USED IN OPERATING ACTIVITIES                       (1,149,193)       (1,161,075)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITION OF OIL AND GAS PROPERTIES                      (8,326)       (2,043,617)
           PURCHASES OF PROPERTY AND EQUIPMENT                          --             (77,983)
                                                              --------------    --------------
      NET CASH USED IN INVESTING ACTIVITIES                           (8,326)       (2,121,600)
                                                              --------------    --------------

NET CASH FROM FINANCING ACTIVITIES:
            PROCEEDS FROM NONCONTROLLING INTEREST IN
                  LIMITED  PARTNERSHIP                                  --           1,273,682
           ISSUANCE OF COMMON STOCK (Note 4)                         100,000              --
            LOAN FROM OFFICER                                         20,000              --
                                                              --------------    --------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      120,000         1,273,682
                                                              --------------    --------------

NET DECREASE IN CASH                                              (1,037,519)       (2,008,993)

CASH - BEGINNING                                                   1,055,556         3,100,925
                                                              --------------    --------------

CASH - ENDING                                                 $       18,037    $    1,091,932
                                                              ==============    ==============

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
            Interest                                          $          716    $         --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES :

      Value of common stock issued to consultants
      for services provided to the Company                           118,500              --
                                                              ==============    ==============

      Accrued officers' salaries converted to equity                  93,380              --
                                                              ==============    ==============

      Expense recognized on change of conversion
      rate of warrants                                                50,130              --
                                                              ==============    ==============

      Value of stock options issued to consultants
      for services to be provided to the Company                        --               6,750
                                                              ==============    ==============
      Value of stock options issued to consultants
      for services to be provided to the Company                        --           1,332,500
                                                              ==============    ==============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 18, 2007 with the Commission.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial cash outflows, and has a significant working capital deficiency and accumulated deficit at March 31, 2007. Furthermore, the Company has not paid certain executives and employees for several months. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately be profitable. The Company does not have the cash necessary to maintain its operations and its efforts are presently devoted to raising capital. There can be no assurance that the Company will be successful in either effort.

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

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. (See Note 6).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through March 31, 2007.

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

Significant Customers

The Company had no revenue during the three month period ended March 31, 2007. The Company derived all of its revenue for the three month period ended March 31, 2006 from one customer. For the year ended December 31, 2006, approximately ninety percent (90%) of the Company’s revenue was attributable to one customer.

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

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the provisions of this Statement, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization of the deferred tax assets exists. (See Note 8).

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

4.	EQUITY TRANSACTIONS

Sale of Common Stock and Warrants

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold 500,000 shares of common stock, and warrants to purchase 200,000 shares of common stock, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007. As a result of the repricing of the warrants, the Company charged $50,130 against income for the three month period ended March 31, 2007.

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

March 31, 2007
Risk-free rate	4.77%
Dividend yield	0.00%
Volatility factor	2.86
Average life	2 years

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

                                                         At March 31, 2007
                                                 -------------------------------
                                                                     Weighted
                                                    Number of        Average
                                                     Options      Exercise Price
                                                 -------------    --------------
          Outstanding, December 31, 2005             7,013,333             $0.51
                                                 -------------    --------------
             Granted                                   415,000             $0.89
             Exercised                                    --                 --
             Cancelled/forfeited                          --                 --

          Outstanding, March 31, 2006                7,428,333             $0.56

             Granted                                 1,685,000              0.33
             Exercised                                (500,000)            (0.21)
             Cancelled/forfeited                        (7,500)            (1.07)
                                                 -------------    --------------

          Outstanding, December 31, 2006             8,605,833             $0.51
                                                 =============    ==============

             Granted                                      --                --
             Exercised                                    --                --
             Cancelled/forfeited                          --                --
                                                 -------------    --------------

          Outstanding, March 31, 2007                8,605,833             $0.51
                                                 =============    ==============

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

                                                      At March 31, 2007
                             ------------------------------------------------------------------
                                           Outstanding                         Exercisable
                             -----------------------------------------    ---------------------
                                            Weighted
                                             Average          Weighted                 Weighted
                                            Remaining          Average                 Average
              Range of       Number of       Years of         Exercise    Number of    Exercise
          Exercise Prices     Options     Contractual Life     Price       Options      Price
          ---------------    ---------    ----------------    --------    ---------    --------

               $0.21           500,000          4.5              $0.21      500,000       $0.21
               $0.22           250,000          4.6              $0.22      250,000       $0.22
               $0.32         3,100,000          2.8              $0.32           --          --
               $0.50         2,615,000          3.3              $0.50    2,615,000       $0.50
               $0.80         1,163,333          3.2              $0.80    1,163,333       $0.80
               $0.90           400,000          4.0              $0.90      400,000       $0.90
               $1.00           500,000          3.2              $1.00      500,000       $1.00
               $1.07            27,500          3.7              $1.07       27,500       $1.07
               $1.38            50,000          4.0              $1.38       50,000       $1.38
                             ---------    ----------------    --------    ---------    --------

                             8,605,833          3.3              $0.51    5,505,833       $0.61
                             =========    ================    ========    =========    ========

Options to Officers and Employees

During the three months ended March 31, 2007, the Company did not issue any stock options to employees.

During the fourth quarter of 2006, the Company granted stock warrants to purchase 250,000 shares of common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, to the Company’s Chief Financial Officer.

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

Deferred compensation (employees) amounted to $0 and $999,375 at March 31, 2007 and 2006, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

Consultants

Compensation expense related to the amortization of deferred compensation (employees) amounted to $24,111 and $999,375, is net of amortization of $333,125 for the three months ended March 31, 3007 and March 31, 2006, respectively. Deferred compensation (consultants) was $0 at March 31, 2007 and December 31, 2006.

On January 26, 2007, the Company issued 75,000 shares of common stock to an individual, pursuant to a consulting agreement. The fair market value of services amounted to $21,000, which was charged to operations.

On November 27, 2006, the Company entered into an agreement with Leapfrog Capital Group, LLC for business consulting services for a term of one year, pursuant to which the Company issued 375,000 shares of common stock in November 2006, and, subject to future release from escrow, issued an additional 375,000 shares of common stock. The escrowed shares were released in March 2007. The fair market value of services amounted to $97,500, which was charged to operations.

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

TOTAL OIL AND GAS INVESTMENT

As of March 31, 2007, the Company’s oil and gas investments were $1,075,753. As of December 31, 2006, the Company’s oil and gas investments were $1,067,427 net of write-offs.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at March 31, 2007 consisted of the following:

                                                     Estimated         March 31,
                                                       Useful            2007
                                                   Lives - Years        Amount
                                                   -------------      ----------

          Computer Equipment                             5            $  108,200
          Office Equipment                               5                17,012
          Transportation Equipment                       5                85,750
          Furniture & Fixtures                           7                37,895
                                                                      ----------
                                                                         248,857
          Less accumulated depreciation                                  (52,978)
                                                                      ----------
                                                                      $  195,879
                                                                      ==========

Depreciation expense for the three months ended March 31, 2007 was $11,093.

8.	INCOME TAXES

The following summarizes the provision for income taxes for the three months ended March 31, 2007:

At March 31, 2007, the Company has an aggregate deferred tax asset of approximately $5,913,591, representing the net operating loss carry forwards which expire in 2021 through 2027.

The following summarizes the provision for income taxes for the three month period ending March 31, 2007:

                                                        As of March 31, 2007

                                                           Noncontrolling     Controlling
                                           Consolidated       Interest          Interest
                                           ------------    --------------     -----------

          Loss before Income Taxes         $   (735,617)   $      329,963     $(1,065,580)
          Tax Benefit (Expense)                 294,247          (131,985)       4,26,232
                                           ------------    --------------     -----------
                 Total                         (441,370)          197,978        (639,348)
          Valuation Allowance                  (294,247)          131,985        (426,232)
                                           ------------    --------------     -----------
          Net Provision for Income Tax            ( -- )            ( -- )          ( -- )
                                           ------------    --------------     -----------
          Net Loss                         $   (735,617)   $      329,963     $(1,065,580)
                                           ============    ==============     ===========

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	INCOME TAXES (CONTINUED)

                                                               At March 31, 2007
                                                               -----------------

          Currently payable                                    $             --
          Deferred tax (benefit)                                       (5,913,591)
                                                               ------------------
          Total                                                        (5,913,591)
          Valuation allowance                                           5,913,591
                                                               ------------------
          Net provision for income taxes                       $             --
                                                               ==================
9.	RELATED PARTY TRANSACTIONS

Technology License Agreement

The Company licenses, under a 30-year Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain credits as specified in the Services Agreement below), payable on or before December 31 of each year. For the three months ended March 31, 2007, the Company accrued $150,000 which represents one forth of the minimum annual license fee.

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

The minimum annual service fees for 2006 and 2005 were $500,000. Subsequent to 2006, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2005 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement. The Company may terminate the Services Agreement by giving the Institute four weeks’ prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year’s service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

For the year ended December 31, 2006, the Company met the minimum payment requirements for both the Technology License Agreement and Services Agreements. The minimum payment is an annual test and is not applicable to the three month period ended March 31, 2007 or March 31, 2006

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 through March 2006 and $4,500 per month for April through August, 2006, and $8,000 per month through March 31, 2007. Total rent expense related to this lease amounted to $24,000 and $6,750 for the three months ended March 31, 2007 and March 31, 2006, respectively.

Effective February 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow. Rent expense on this apartment amounted to $5,000 and $10,000 for the three months ended March 31, 2007 and March 31, 2006, respectively. The lease was terminated as of January 30, 2007.

Legal Services

The Company paid or accrued legal fees for the three months ended March 31, 2007 and March 31, 2006 of $106,285 and $264,000, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company.

Loans

In March 2007, an officer loaned the Company $20,000. The loan is unsecured and noninterest bearing and has no specific repayment terms.

10.	COMMITMENTS

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

revenue exceeds $10 million

The employment agreements also contain a “change of control” provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. No options were vested at March 31, 2007 and December 31, 2006.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	COMMITMENTS (CONTINUED)

Operating Leases

The Company does not have a lease on its main New York City office space.

Minimum annual rental commitments under the lease for the office on 57th Street in New York City is $55,200.

The Company terminated its Moscow, Russia apartment effective January 30, 2007.

11.	PREFERRED STOCK

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

12.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

                                                        FOR THREE MONTHS ENDED MARCH 31, 2007
                                                                  OIL AND
                                                   MAPPING          GAS         DIAMOND
                                                   SERVICES      OPERATIONS    OPERATIONS       TOTAL
                                                  -----------    ----------    ----------    -----------

          REVENUES                                $     --       $     --      $     --      $      --

          COST OF SALES                                 --             --            --             --
                                                  -----------    ----------    ----------    -----------

          GROSS PROFIT                                  --             --            --             --
                                                  -----------    ----------    ----------    -----------

          OTHER OPERATING COSTS AND EXPENSES            --         (914,193)         --         (914,193)

          WRITE OFF OF OIL AND GAS  PROPERTIES          --             (670)         --             (670)

          OTHER INCOME (EXPENSE):
          NET INTEREST EXPENSE                          --             (716)         --             (716)
                                                  -----------    ----------    ----------    -----------
          TOTAL COSTS AND EXPENSES                      --         (915,579)         --         (915,579)
                                                  -----------    ----------    ----------    -----------

          PROFIT (LOSS) BEFORE PROVISION FOR
          NONCONTROLLING INTERESTS AND INCOME
          TAXES                                                    (915,579)         --         (915,579)

          NONCONTROLLING INTEREST                       --          329,963          --          329,963

          PROVISION FOR INCOME TAXES                    --             --            --             --
                                                  -----------    ----------    ----------    -----------

          NET PROFIT (LOSS)                             --       $ (585,616)         --      $  (585,616)
                                                  ===========    ==========    ==========    ===========

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                        FOR THREE MONTHS ENDED MARCH 31, 2006
                                                                  OIL AND
                                                   MAPPING          GAS         DIAMOND
                                                   SERVICES      OPERATIONS    OPERATIONS       TOTAL
                                                  -----------    ----------    ----------    -----------

          REVENUES                                $   260,000    $     --      $     --      $   260,000

          COST OF SALES                                49,000          --            --           49,000
                                                  -----------    ----------    ----------    -----------

          GROSS PROFIT                                211,000          --            --          211,000
                                                  -----------    ----------    ----------    -----------

          OTHER OPERATING COSTS AND EXPENSES       (1,398,429)         --            --       (1,398,429)

          WRITE OFF OF OIL AND GAS  PROPERTIES           --            --            --             --

          OTHER INCOME (EXPENSE):                        --                                         --
          NET INTEREST EXPENSE                       (117,332)         --            --         (117,332)
                                                  -----------    ----------    ----------    -----------
          TOTAL COSTS AND EXPENSES                 (1,515,761)         --            --       (1,515,761)
                                                  -----------    ----------    ----------    -----------

          PROFIT (LOSS) BEFORE PROVISION FOR
          NONCONTROLLING INTERESTS AND INCOME
          TAXES                                    (1,304,761)         --            --       (1,304,761)

          NONCONTROLLING INTEREST                       2,932          --            --            2,932

          PROVISION FOR INCOME TAXES                     --            --            --             --
                                                  -----------    ----------    ----------    -----------

          NET PROFIT (LOSS)                       $(1,301,829)   $     --            --      $(1,301,829)
                                                  ===========    ==========    ==========    ===========
13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2006, and the related notes, included in our Annual Report on Form 10-KSB.

INTRODUCTORY NOTE

Operating Entities

The discussion below refers to our current operations, those primarily of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations of our former business, which was an inactive shell company..

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”), Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) and New Found Oil Partners, LP. Since the third quarter of 2006, neither TexTerra nor Tierra Nevada or other entities affiliated with the Company have been engaged in active resource projects.

Our Operations and Plans

During 2005 and the first part of 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major Brazilian oil and gas exploration company, during the second half of 2006.

During the later part of calendar 2006, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of the STeP technology. We intend to demonstrate the value of our licensed technology by pursuing a “farmin” strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees and ceased paying all salaries to our employees (with one exception) in February 2007. These unpaid salaries have been accrued. On March 31, 2007, accrued and unpaid salaries totalled $179,981. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

During the first quarter of 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the first quarter of 2007. During the first quarter of 2007, the Company had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Insolvency; Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.6 million). Furthermore, as of March 31, 2007, we had no substantial cash. These factors raise substantial doubt about our ability to continue as a going concern.

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

Cost of revenues relate to fees paid to The Institute of Geoinformational Analysis of the Earth (the “Institute”), a related entity, pursuant to an exclusive licensing agreement and a services agreement with us. The Institute is a Lichtenstein corporation located in Moscow, Russia. The Institute is a professional services firm, owned and operated by our Chairman, Ivan Railyan. The fees paid to the Institute increased as a percentage of revenue from 44.0% in 2005 to 68.7% in 2006.

Historically and during the three months ended March 31, 2007, the level of fee for service business has not been sufficient to support our operational expenses. To date, we have not had a successful drilling project.

We have no proven hydrocarbon reserves. Our principal assets are our investments in the West Deweyville prospect, oil and gas leases in the State of Nevada, and Namibia diamond exploration leases. We had no substantial cash balance at March 31, 2007.

Since inception, we have supported our operations through the sale of $5 million of convertible debentures, sale of $3,367,527 of noncontrolling interest in drilling limited partnerships, and proceeds of $2,986,955 from the issuance of common stock.

Our ability to continue as a going concern is dependent on our ability to obtain new capital.

On Going Discussions Regarding New Capital

The Company is in the process of discussions with several investment bankers and venture capital funds to obtain bridge and long term debt and/or equity funding. Since September 2006 when such discussions began, the Company has not been successful in raising significant additional equity or debt capital. There can be no assurance that the Company will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be acceptable or advantageous to the Company.

Development Projects

To date, we have drilled one well on the Davidson lease in Texas and one well on a lease obtained from the Bureau of Land Management in the Railroad and White River Valley. While the well on the Davidson lease originally looked promising, the reservoir quality was not sufficient and we decided the well was not commercially viable. In connection with the Nevada well, we experienced problems with the rig it leased and for safety reasons decided to plug the well before reaching the target depth. From inception through March 31, 2007, capitalized costs incurred with the Davidson lease and the Sage well in Nevada of approximately $1.9 million and $3.2 were written off.

During the third quarter of 2006, we obtained land leases in West Deweyville for a drilling project. We also bought a 2.5% interest in a project neighboring the West Deweyville project to obtain data from the drilled well. This information helped us confirm the results of our technology relating to the West Deweyville leases. The project neighboring West Deweyville was not successful and we wrote off its investment of approximately $180,000 in this project in 2006.

The Company also wrote off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of approximately $1.7 million. A significant potion of these costs arose from previous payments to the Institute for studies.

As of March 31, 2007, New Found Oil Partners and Namterra Mineral Resources (Pty) Ltd (“Namterra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

While the Company has investments in oil and gas projects were approximately $1.1 million on the Company’s consolidated balance sheet at March 31, 2007, current development efforts have been suspended until we raise sufficient capital.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at March 31, 2007 or March 31, 2007.

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

RESULTS OF OPERATIONS

Our results of operations for the three months ended March 31, 2007 and 2006 are discussed below.

Revenues

Revenues from services for the three months ended March 31, 2007 and March 31, 2006 were $0 and $260,000, respectively. The revenue for the three months ended March 31, 2006 were derived from sales to one customer and related to our mapping and surveying services. The costs associated with such revenue were $49,000. The Company does not believe such costs are on a percentage basis indicative of the costs of future revenue as the Company received cost concessions in connection with rendering these services.

In 2007, the Company anticipates, if it achieves its capital raising goals of focusing on fee for service work, joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if the Company obtains the needed financing it will be successful in establishing the efficacy of its technology. The Company will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that the Company will be successful in finding such joint venture partners.

Until we negotiate and enter into agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. The Company did not earn any revenue from joint ventures or its own development projects during the three months ended March 31, 2007 and March 31, 2006.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2007 and March 31, 2006 were $0 and $49,000, respectively. As a percentage of net revenues, cost of revenues for the three months ended March 31, 2007 and March 31, 2006 were approximately 0% and 18.8%, respectively. .Cost of revenue for the three months ended March 31, 2006, was low because the Company obtained cost concessions relating to such work. Cost of revenue for calendar year 2006 was 68.7% because the project involved a large offshore area which involved higher study costs. As a result of these fact specific costs,, the Company does not believe such costs are on a percentage basis will be indicative of the costs of future revenue. Rather, the Company anticipates that our costs of revenue will ordinarily be approximately 60% of such revenue

Our cost of revenues consists primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm, that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by our Chairman, Ivan Railyan.

In connection with our own exploration and/or joint venture projects, the Company’s costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 and March 31, 2006 were $915,000 and $1,400,000, respectively. Operating expenses as a percentage of net revenues for the three months ended March 31, 2006 were approximately 540%. Because revenues were $0 for the three months ended March 31, 2007, such percentage can not be calculated. Operating expenses for the three months ended March 31, 2007 consisted primarily of professional fees of approximately $324,000, management salaries and benefits of $103,000, independent contractor fees of $69,000, and stock option expense (employees) of 24,000. . Operating expenses for the three months ended March 31, 2006 consisted primarily of professional fees of $512,000, management and employee salaries and benefits of $280,000,, stock option expense (to employees) of $333,000, and travel related expenses of $86,000.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist the Company in marketing our business. Our operating expenses decreased during the three months ended March 31, 2007 in comparison to the three months ended March 31, 2006 because the Company has focused solely on raising additional capital in 2007 and has not focused on development of projects. This has decreased travel and entertainment expense and professional fees. In addition, stock option expense (employees) has decreased significantly during the quarter.

Our employee compensation expenses may increase if we are successful in raising new capital. The increase could result from the Company hiring geologists and other oil and gas professionals to assist it in carrying out the farmin aspect of its strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Alternatively, if sufficient funding were available, the Company would contemplate opening a Houston office which would decrease travel and entertainment expenses but would increase office expenses significantly.

Interest Expense

For the three months ended March 31, 2007, interest expense was $716. For the three months ended March 31, 2006, we accrued approximately $123,000 in interest on the outstanding amount of the debentures. The interest expense relates to issuance of 6% convertible debentures during 2005 convertible into shares of common stock, due December 31, 2007 in the principal amount of $3 million.. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contain a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued to be $750,000 and amortized this beneficial conversion feature as a component of interest expense over the redemption period. These debentures were converted in the third calendar quarter of 2006.

Net Loss

Net loss for the three months ended March 31, 2007 and March 31, 2006 were $915,579 and $1,301,829, respectively. The difference between these two periods principally resulted from (1) the lack of revenue for the first calendar quarter 2007 in comparison to the first calendar quarter 2006 , and (2) a decrease in operating expenses during the first calendar quarter 2007 compared to the same period in 2006 due to the Company’s singular focus on trying to raise equity or debt financing in the three month period ended March 31, 2007.

Non-operating Revenue

During the three months ended March 31, 2007, the Company received $329,963 relating to a cash call on the holder of the Noncontrolling interest resulting from cost overruns on the Sage well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock,, convertible debentures to private investors, and sales of noncontrolling interests. As of March 31, 2007, we had cash on hand of $18,037.

For the three months ended March 31, 2006, sales of noncontrolling interests in limited partnerships were $1,273,682.

Operating Activities

For the three months ended March 31, 2007, cash flows from operating activities resulted in deficit cash flows of $1,149,193 primarily due to a net loss of $735,616, plus non-cash charges of $297,215, a decrease in prepaid expenses of $27,764, an increase in current assets of $15,950, and a decrease in accounts payable of $722,606.

For the three months ended March 31, 2006, cash flows from operating activities resulted in deficit cash flows of $1,161,075 primarily due to a net loss of $1,301,829, plus non-cash charges of $591,288, and adjustments for a decrease in deferred costs of $49,000, an increase in prepaid expenses of $2,404 and a decrease in other assets of $11,040, a decrease in accounts payable and accrued expenses of $275,898, a decrease in deferred revenues of $260,000, an increase in accrued interest on convertible debentures of $45,000, and a loss attributable to a noncontrolling interest of $2,932.

Investing Activities

Cash used in investing activities was $8,326 for the three months ended March 31, 2007 relating to an increase in oil and gas properties.

Cash used by investing activities was $2,121,600 for the three months ended March 31, 2006. The cash we used pertained primarily to payments for land leases and related acquisition costs in Texas and Nevada in the amount of $2,043,617, which have been capitalized, $77,983 for purchases of property and computer equipment.

Depending on our available funds and other business needs, it is our intention to (1) engage in a farmin strategy during calendar year 2007 in which the Company makes small investments in the exploration projects of others and (2) to complete land acquisition relating to the West Deweyville prospect There is no assurance the Company will have the financing to pursue this strategy or if pursued that it will be successful in developing reserves of hydrocarbons.

Financing Activities

For the three months ended March 31, 2007, cash provided by financing activities was $100,000 comprised of a private placement of equity securities and warrants to an investor.

For the three months ended March 31, 2006, cash provided by financing activities was $1,273,682, comprised of investment by Enficon Establishment in the first well on the Davidson Leaseshold.

If the Company is successful in its efforts to raise equity or debt capital, the Company intends to complete the land acquisition relating to the Deweyville prospect and to farmout interests in this prospect to finance the project.

Future Needs

Our management has concerns as to the ability of our company to continue as a going concern in the absence of raising additional equity capital, debt financing or obtaining significant new fee for service business.

We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding. These discussions have been ongoing since September 2006. To date, the Company has not been successful in closing on any significant equity or debt capital raise. There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, that the terms of such funding will be acceptable or advantageous to us.

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we have satisfied with respect to our fiscal year ending December 31, 2006.. In 2006, the fees were paid exclusively from the revenue from fee for service work.

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

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The report of the independent registered public accounting firm on our December 31, 2006 financial statements included in our Annual Report for the year ended December 31, 2006 states that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

We have a working capital deficiency and substantially no cash . We have been and are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been seeking equity or debt capital since September 2006, to date, the Company has not been successful in closing on any significant equity or debt capital raise. Further, in the event we obtain an offer of private or public funding, there is no assurance that such funding would be on terms favorable to us. The failure to obtain such funding will threaten our ability to continue as a going concern.

PLAN OF OPERATIONS

Addressing the Going Concern Issues

Our ability to continue as a going concern is subject to our ability to raise additional equity or debt capital and to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. We continue to experience net operating losses. During the next twelve months, we plan to continue to restructure our operations to reduce operating costs

The primary issues management will focus on in the immediate future to address the going concern issues include: seeking institutional investors for debt or equity investments in our Company, and initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

To improve our liquidity, our management is actively pursing additional financing through discussions with investment bankers, financial institutions and private investors. There can be no assurance that we will be successful in our effort to secure additional financing.

During 2005 and the first part of 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major oil and gas exploration company, during the second half of 2006.

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

Acquisition of Oil and Gas Properties

The Company is seeking to raise $4 to $6 million to pursue development efforts during the next twelve months. The Company plans to use this money to complete its development efforts of the West Deweyville prospect and to engage in several farmin projects.

Employees

As of March 31, 2007, we had seventeen employees. The Company’s hiring plans are uncertain given its working capital deficit and its inability to plan future development efforts until funding is achieved.

Because of the Company’s insolvency, the Company ceased paying three of the New York employees starting in September 2006 and has, in general, been paying two of the remaining three employees at the rate of fifty percent of their stated salary until February 2007 when the Company ceased any salary payments. Notwithstanding the salary deferrals, the employees have continued to work for the Company. In April of 2007, our Chief Financial Officer reduced his time commitment to the Company. Our Treasurer has assumed the duties of principal financial officer on May 17, 2007.

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

ITEM 3. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

10.1	Securities Purchase Agreement with Jan Arnett, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.21 of Form 10-KSB, filed on April 18, 2007)
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

Dated: May 21, 2007 Dated: May 21, 2007	TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. By: /s/ Roman Rozenberg Roman Rozenberg Chief Executive Officer By: /s/ Dan Brecher Dan Brecher Principal Financial Officer