Form 10QSB/A
period 2007-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2007-05-23
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

FORM 10-QSB/A

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
                                                                    ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (Note 4)                      $  1,786,631    $  2,566,491
LOAN PAYABLE - RELATED PARTY (Note 9)                                     20,000            --
                                                                    ------------    ------------

         TOTAL CURRENT LIABILITIES                                     1,806,631       2,566,491
                                                                    ------------    ------------

         TOTAL LIABILITIES                                             1,806,631       2,566,491
                                                                    ------------    ------------

COMMITMENT AND CONTINGENCIES (Notes 10 and 11)

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

PREFERRED STOCK; $.0001 PAR VALUE,
  SHARES AUTHORIZED 25,000,000
   NO SHARES OUTSTANDING AT MARCH 31, 2007 AND DECEMBER 31, 2006            --              --
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED: 250,000,000
   SHARES ISSUED AND OUTSTANDING: 56,533,338 AT MARCH 31, 2007
      and 53,258,338 AT DECEMBER 31, 2006                                  5,653           5,596
ADDITIONAL PAID IN CAPITAL                                            14,173,759      13,754,551
STOCK OPTIONS OUTSTANDING (Note 5)                                     1,428,950       1,428,950
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                                  --           (24,111)
ACCUMULATED DEFICIT                                                  (16,089,825)    (15,354,209)
                                                                    ------------    ------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                    (481,463)       (189,223)
                                                                    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $  1,325,168    $  2,377,268
                                                                    ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

REVENUES                                                      $         --      $      260,000

COST OF REVENUES                                                        --              49,000
                                                              --------------    --------------

      GROSS PROFIT                                                      --             211,000

OPERATING EXPENSES
------------------
DEFERRED COMPENSATION (CONSULTANTS) (Note 5)                          21,000              --
DEFERRED COMPENSATION (EMPLOYEES) (Note 5)                            24,111           333,125
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC
      VALUE ON CONVERSION OF WARRANTS                                 50,130              --
OPERATING COSTS AND EXPENSES                                         969,622         1,065,304
                                                              --------------    --------------
      TOTAL OPERATING EXPENSES                                     1,064,863         1,398,429

      OPERATING LOSS BEFORE
      OTHER INCOME (EXPENSE),
      PROVISION FOR INCOME TAXES
      AND NONCONTROLLING INTEREST                                 (1,064,863)       (1,187,429)
                                                              --------------    --------------

OTHER INCOME (EXPENSE):
INTEREST EXPENSE                                                        (727)         (123,125)
INTEREST INCOME                                                           11             5,793
                                                              --------------    --------------
      NET INTEREST EXPENSE                                              (716)         (117,332)
                                                              --------------    --------------

LOSS BEFORE PROVISION FOR NONCONTROLLING INTEREST
   AND INCOME TAXES                                               (1,065,579)       (1,304,761)

NONCONTROLLING INTEREST IN LOSS                                      329,963             2,932
PROVISION FOR INCOME TAXES (Note 8)                                     --                --
                                                              --------------    --------------

      NET LOSS                                                $     (735,616)   $   (1,301,829)
                                                              ==============    ==============

NET LOSS PER COMMON SHARE -
   BASIC AND DILUTED                                                  $(0.01)           $(0.03)
                                                              ==============    ==============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING - BASIC
      AND DILUTED                                                 56,195,005        43,008,338
                                                              ==============    ==============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET LOSS                                                   $     (735,616)   $   (1,301,829)
   ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED
      IN OPERATING ACTIVITIES:
         NONCASH ITEMS:

            NONCONTROLLING INTEREST                                 (329,963)           (2,932)
            DEPRECIATION                                              11,093             1,835
            AMORTIZATION OF FINANCING COSTS                             --               6,938
            ACCRETION ON CONVERTIBLE DEBENTURES                         --              77,856
            COMMON STOCK ISSUED FOR SERVICES                         118,500              --
            AMORTIZATION OF CONSULTING FEES                             --             174,466
            AMORTIZATION OF DEFERRED COMPENSATION
                (EMPLOYEES)                                           24,111           333,125
            OFFICERS' SALARIES CONVERTED TO EQUITY                    93,381              --
            EXPENSE RECOGNIZED ON CHANGE OF
                CONVERSION RATE - WARRANTS                            50,130              --
         CHANGES IN ASSETS AND LIABILITIES:
            (INCREASE) DECREASE IN ASSETS:
                DEFERRED COSTS                                          --              49,000
                PREPAID EXPENSES AND OTHER CURRENT ASSETS             27,764             2,404
                OTHER ASSETS                                         (15,950)          (11,040)
            INCREASE (DECREASE) IN LIABILITIES:
                ACCOUNTS PAYABLE AND ACCRUED EXPENSES               (722,606)         (275,898)
                DEFERRED REVENUE                                        --            (260,000)
                ACCRUED INTEREST ON CONVERTIBLE DEBENTURES              --              45,000
                                                              --------------    --------------
      NET CASH USED IN OPERATING ACTIVITIES                       (1,479,156)       (1,161,075)
                                                              --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           ACQUISITION OF OIL AND GAS PROPERTIES                      (8,326)       (2,043,617)
           PURCHASES OF PROPERTY AND EQUIPMENT                          --             (77,983)
                                                              --------------    --------------
      NET CASH USED IN INVESTING ACTIVITIES                           (8,326)       (2,121,600)
                                                              --------------    --------------

CASH FROM FINANCING ACTIVITIES:
           PROCEEDS FROM NONCONTROLLING INTEREST IN
                  LIMITED  PARTNERSHIP                               329,963         1,273,682
           ISSUANCE OF COMMON STOCK (Note 4)                         100,000              --
           LOAN FROM OFFICER                                          20,000              --
                                                              --------------    --------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      449,963         1,273,682
                                                              --------------    --------------

NET DECREASE IN CASH                                              (1,037,519)       (2,008,993)

CASH - BEGINNING                                                   1,055,556         3,100,925
                                                              --------------    --------------

CASH - ENDING                                                 $       18,037    $    1,091,932
                                                              ==============    ==============

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

                                                               Three Month       Three Month
                                                                  Ended             Ended
                                                              March 31, 2007    March 31, 2006
                                                              --------------    --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
            Interest                                          $          716    $         --

SUPPLEMENTAL DISCLOSURES OF NONCASH
   FINANCING ACTIVITIES :

      Common stock issued to consultants
      for services provided to the Company                           118,500             6,750
                                                              ==============    ==============

      Accrued officers' salaries converted to equity                  93,381              --
                                                              ==============    ==============

      Expense recognized on change of conversion
      rate of warrants                                                50,130              --
                                                              ==============    ==============

      Value of stock options issued to consultants
      for services to be provided to the Company                        --           1,332,500
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

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP (“TexTerra”) a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of this new entity with an initial 100% interest. TexTerra commenced drilling its first well and is in the process of completing such well. Enficon has provided equity funding covering 80% of the costs and is entitled to 80% of the cash distributed, until it receives back its capital contribution. Further, Enficon is entitled to 65% of the profits, as defined, on the initial well. (See Note 6)  Enficon’s funding of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated balance sheet. Enficon’s share of the income (loss) of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated statements of operations.

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

Sale of Common Stock and Warrants

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold 500,000 shares of common stock at $0.20 per share, and issued warrants to purchase 200,000 shares of common stock for no cost, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007. As a result of the repricing of the warrants, the Company charged $50,130 against income for the three month period ended March 31, 2007.

Additional Paid in Capital

As of March 31, 2007, certain officers elected to forego salaries and expenses totaling $150,635. For the first quarter of 2007, such expenses in the amount of $57,254 pertaining to 2007 have been charged to operations and additional paid in capital. Accrued expenses in the amount of $93,381 pertaining to 2006 have been converted from accounts payable to additional paid in capital.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION

On December 29, 2005, the Company’s Board of Directors adopted the “CompuPrint, Inc. 2005 Stock Incentive Plan” (the “Plan”). The Plan has not yet been submitted for shareholder approval. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights performance and growth of the Company, and to align employee interests with those of the Company’s shareholders denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and the growth of the Company, and to align employee interests with those of the Company’s shareholders. The Plan is to be administered by the Board of Directors.

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

                                                         At March 31, 2007
                                                 -------------------------------
                                                                     Weighted
                                                    Number of        Average
                                                     Options      Exercise Price
                                                 -------------    --------------
          Outstanding, December 31, 2005             7,013,333             $0.51
                                                 -------------    --------------

             Granted                                   415,000             $0.89
             Exercised                                    --                 --
             Cancelled/forfeited                          --                 --
                                                 -------------    --------------

          Outstanding, March 31, 2006                7,428,333             $0.56

             Granted                                 1,685,000              0.33
             Exercised                                (500,000)            (0.21)
             Cancelled/forfeited                        (7,500)            (1.07)
                                                 -------------    --------------

          Outstanding, December 31, 2006             8,605,833             $0.51

             Granted                                      --                --
             Exercised                                    --                --
             Cancelled/forfeited                          --                --
                                                 -------------    --------------

          Outstanding, March 31, 2007                8,605,833             $0.51
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

Compensation expense related to the amortization of deferred compensation (employees) amounted to $24,111 and $333,125 for the three months ended March 31, 3007 and March 31, 2006, respectively.

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

On January 26, 2006, TexTerra Exploration Partners, LP entered into a “Farmout Agreement” with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement relates to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640-acre tracts in La Salle County, Texas (“Davidson Project”). TexTerra’s leasehold interest is subject to an approximate 25% royalty interest to the assignors to Davidson and the Johnson Children’s Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children’s Trust, on the one hand, and TexTerra, on the other hand.

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

NAMTERRA

In May 2006, the Company was awarded five leases for properties on which it intends to seek diamond deposits. In July 2006, the Company was awarded one additional lease for properties on which it intends to seek diamond deposits. The Company has a total of 6 lease properties to seek diamond deposits. The Company has not yet commenced such development efforts. The Company write-off $72,000 of soft development costs in connection with this project during calendar year 2006.

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

The following summarizes the provision for income taxes for the three month period ending March 31, 2007:

                                                        As of March 31, 2007

                                                           Noncontrolling     Controlling
                                           Consolidated       Interest          Interest
                                           ------------    --------------     -----------

          Loss before Income Taxes         $   (735,617)   $      329,963     $(1,065,580)
          Tax Benefit (Expense)                 294,247          (131,985)        426,232
                                           ------------    --------------     -----------
                 Total                         (441,370)          197,978        (639,348)
          Valuation Allowance                  (294,247)          131,985        (426,232)
                                           ------------    --------------     -----------
          Net Provision for Income Tax            ( -- )            ( -- )          ( -- )
                                           ------------    --------------     -----------
          Net Loss                         $   (735,617)   $      329,963     $(1,065,580)
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

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 through March 2006 and $4,500 per month for April through August 2006, and $8,000 per month through March 31, 2007. Total rent expense related to this lease amounted to $24,000 and $6,750 for the three months ended March 31, 2007 and March 31, 2006, respectively.

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

Employment Agreements

On January 7, 2005, the Company entered into three, 3-year employment agreements with certain of its executives. These agreements include automatic compensation increases if the Company achieves certain financing and revenue targets. In connection with these employment agreements, the executives would receive performance-based stock options to purchase up to 3.1 million shares of the Company’s common stock at a price of $0.32 per share. The stock options are exercisable over a 5-year period. The stock options vest as follows:

½ of the total	When EBITDA exceeds $2 million or

revenue exceeds $6 million

½ of the total	When EBITDA exceeds $4 million or

revenue exceeds $10 million

The employment agreements also contain a “change of control” provision, as defined, whereby the executives would be entitled to 290% of their base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. To date no options were vested under these agreements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10.	COMMITMENTS (CONTINUED)

Operating Leases

The Company does not have a written lease on its main New York City office space.

Minimum annual rental costs under the lease for the office on 57th Street in New York City is $55,200.

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

                                                        FOR THREE MONTHS ENDED MARCH 31, 2007
                                                                               OTHER (i.e,
                                                                  OIL AND        DIAMOND
                                                   MAPPING          GAS        OPERATIONS
                                                   SERVICES      OPERATIONS       ETC.)          TOTAL
                                                  -----------    ----------    -----------    -----------

          REVENUES                                $     --       $     --      $      --      $      --

          COST OF SALES                                 --             --             --             --
                                                  -----------    ----------    -----------    -----------

          GROSS PROFIT                                  --             --             --             --
                                                  -----------    ----------    -----------    -----------

          OTHER OPERATING COSTS AND EXPENSES            --       (1,064,863)          --       (1,064,863)

          WRITE OFF OF OIL AND GAS  PROPERTIES          --             --             --             --

          OTHER INCOME (EXPENSE):
          NET INTEREST EXPENSE                          --             (716)          --             (716)
                                                  -----------    ----------    -----------    -----------
          TOTAL COSTS AND EXPENSES                      --       (1,065,579)          --       (1,065,579)
                                                  -----------    ----------    -----------    -----------

          PROFIT (LOSS) BEFORE PROVISION FOR
          NONCONTROLLING INTERESTS AND INCOME
          TAXES                                         --       (1,065,579)          --       (1,065,579)

          NONCONTROLLING INTEREST                       --          329,963           --          329,963

          PROVISION FOR INCOME TAXES                    --             --             --             --
                                                  -----------    ----------    -----------    -----------

          NET PROFIT (LOSS)                             --       $ (735,616)          --      $  (735,616)
                                                  ===========    ==========    ===========    ===========

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

                                                        FOR THREE MONTHS ENDED MARCH 31, 2006
                                                                  OIL AND
                                                   MAPPING          GAS         DIAMOND
                                                   SERVICES      OPERATIONS    OPERATIONS       TOTAL
                                                  -----------    ----------    ----------    -----------

          REVENUES                                $   260,000    $     --      $     --      $   260,000

          COST OF SALES                                49,000          --            --           49,000
                                                  -----------    ----------    ----------    -----------

          GROSS PROFIT                                211,000          --            --          211,000
                                                  -----------    ----------    ----------    -----------

          OTHER OPERATING COSTS AND EXPENSES       (1,398,429)         --            --       (1,398,429)

          WRITE OFF OF OIL AND GAS  PROPERTIES           --            --            --             --

          OTHER INCOME (EXPENSE):                        --                                         --
          NET INTEREST EXPENSE                       (117,332)         --            --         (117,332)
                                                  -----------    ----------    ----------    -----------
          TOTAL COSTS AND EXPENSES                 (1,515,761)         --            --       (1,515,761)
                                                  -----------    ----------    ----------    -----------

          PROFIT (LOSS) BEFORE PROVISION FOR
          NONCONTROLLING INTERESTS AND INCOME
          TAXES                                    (1,304,761)         --            --       (1,304,761)

          NONCONTROLLING INTEREST                       2,932          --            --            2,932

          PROVISION FOR INCOME TAXES (NOTE 8)            --            --            --             --
                                                  -----------    ----------    ----------    -----------

          NET PROFIT (LOSS)                       $(1,301,829)   $     --            --      $(1,301,829)
                                                  ===========    ==========    ==========    ===========
13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

INTRODUCTORY NOTE

Operating Entities

The discussion below refers to our current operations, those primarily of Terra Insight Corporation, which we acquired on May 19, 2005 in a transaction viewed as a reverse acquisition, and does not refer to the operations of our former business, which was an inactive shell company.

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

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees and ceased paying all salaries to our employees (with one exception) in February 2007. These unpaid salaries have been accrued. On March 31, 2007, accrued and unpaid salaries totaled $179,981. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

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

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at March 31, 2007 or March 31, 2006.

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

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2007 and March 31, 2006 were $0 and $49,000, respectively. As a percentage of net revenues, cost of revenues for the three months ended March 31, 2007 and March 31, 2006 were approximately 0% and 18.8%, respectively. Cost of revenue for the three months ended March 31, 2006, was low because the Company obtained cost concessions relating to such work. Cost of revenue for calendar year 2006 was 68.7% because the project involved a large offshore area which involved higher study costs. As a result of these fact specific costs, the Company does not believe such costs are on a percentage basis will be indicative of the costs of future revenue. Rather, the Company anticipates that our costs of revenue will ordinarily be approximately 60% of such revenue

Our cost of revenues consists primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm, that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by our Chairman, Ivan Railyan.

In connection with our own exploration and/or joint venture projects, the Company’s costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 and March 31, 2006 were $915,000 and $1,400,000, respectively. Operating expenses as a percentage of net revenues for the three months ended March 31, 2006 were approximately 540%. Because revenues were $0 for the three months ended March 31, 2007, such percentage can not be calculated. Operating expenses for the three months ended March 31, 2007 consisted primarily of professional fees of approximately $324,000, management salaries and benefits of $103,000, independent contractor fees of $69,000, and stock option expense (employees) of $24,000. Operating expenses for the three months ended March 31, 2006 consisted primarily of professional fees of $512,000, management and employee salaries and benefits of $280,000, stock option expense (to employees) of $333,000, and travel related expenses of $86,000.

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

Net Loss

Net loss for the three months ended March 31, 2007 and March 31, 2006 were $735,616 and $1,301,829, respectively. The difference between these two periods principally resulted from (1) the lack of revenue for the first calendar quarter 2007 in comparison to the first calendar quarter 2006, and (2) a decrease in operating expenses during the first calendar quarter 2007 compared to the same period in 2006 due to the Company’s singular focus on trying to raise equity or debt financing in the three month period ended March 31, 2007.

Non-operating Revenue

During the three months ended March 31, 2007, the Company received $329,963 relating to a cash call on the holder of the Noncontrolling interest resulting from cost overruns on the Sage well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures to private investors, and sales of noncontrolling interests. As of March 31, 2007, we had cash on hand of $18,037.

For the three months ended March 31, 2006, sales of noncontrolling interests in limited partnerships were $1,273,682.

Operating Activities

For the three months ended March 31, 2007, cash flows from operating activities resulted in deficit cash flows of $1,479,156 primarily due to a net loss of $735,616, plus non-cash credits of $32,748, a decrease in prepaid expenses of $27,764, an increase in current assets of $15,950, and a decrease in accounts payable of $722,606.

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

Financing Activities

For the three months ended March 31, 2007, cash provided by financing activities was $449,963 comprised of a private placement of equity securities and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and a loan from officer of $20,000.

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

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we have satisfied with respect to our fiscal year ending December 31, 2006. In 2006, the fees were paid exclusively from the revenue from fee for service work.

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

We have a working capital deficiency and substantially no cash. We have been and are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been seeking equity or debt capital since September 2006, to date, the Company has not been successful in closing on any significant equity or debt capital raise. Further, in the event we obtain an offer of private or public funding, there is no assurance that such funding would be on terms favorable to us. The failure to obtain such funding will threaten our ability to continue as a going concern.

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

Dated: May 23, 2007 Dated: May 23, 2007	TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. By: /s/ Roman Rozenberg Roman Rozenberg Chief Executive Officer By: /s/ Dan Brecher Dan Brecher Principal Financial Officer