Form 10QSB
period 2007-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2007-08-20
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007, the issuer had 57,283,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets
As of June 30, 2007 (Unaudited) and December 31, 2006	3
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	4
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006 (Unaudited)	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	23

Item 3. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	37

Signatures	38

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                    June 30,      December 31,
                                                                      2007            2006
                                                                  ------------    ------------
ASSETS                                                            (Unaudited)
------

CASH                                                              $      9,732    $  1,055,556
PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 --            47,313
                                                                  ------------    ------------

         TOTAL CURRENT ASSETS                                            9,732       1,102,869

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 6)           1,076,866       1,067,427
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
   (NOTE 7)                                                            184,786         206,972
OTHER ASSETS                                                            23,950            --
                                                                  ------------    ------------

         TOTAL ASSETS                                             $  1,295,334    $  2,377,268
                                                                  ============    ============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
---------------------------------------------

CURRENT LIABILITIES
-------------------

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 4)                    $  2,060,100    $  2,566,491
LOANS PAYABLE - RELATED PARTIES (NOTE 9)                               240,853            --
                                                                  ------------    ------------

         TOTAL CURRENT LIABILITIES                                   2,300,953       2,566,491
                                                                  ------------    ------------

SHAREHOLDERS' EQUITY (DEFICIT)
------------------------------

PREFERRED STOCK: $.0001 PAR VALUE,
   SHARES AUTHORIZED 25,000,000
   NO SHARES OUTSTANDING AT JUNE 30, 2007 AND DECEMBER 31, 2006           --              --
COMMON STOCK; $.0001 PAR VALUE
   SHARES AUTHORIZED 250,000,000
   SHARES ISSUED AND OUTSTANDING: 57,283,338 AT JUNE 30, 2007
   AND 55,958,338 AT DECEMBER 31, 2006                                   5,728           5,596
ADDITIONAL PAID IN CAPITAL                                          14,406,194      13,754,551
STOCK OPTIONS OUTSTANDING (NOTE 5)                                   1,428,950       1,428,950
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 5)                                --           (24,111)
ACCUMULATED DEFICIT                                                (16,846,491)    (15,354,209)
                                                                  ------------    ------------

         TOTAL SHAREHOLDERS' (DEFICIT)                              (1,005,619)       (189,223)
                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)              $  1,295,334    $  2,377,268
                                                                  ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

                                         Three Month     Three Month      Six Months      Six Months
                                            Ended           Ended           Ended           Ended
                                           June 30,        June 30,        June 30,        June 30,
                                             2007            2006            2007            2006
                                         ------------    ------------    ------------    ------------

REVENUES                                 $       --      $       --      $       --      $    260,000

COST OF REVENUES                                 --              --              --            49,000
                                         ------------    ------------    ------------    ------------

GROSS PROFIT                                     --              --              --           211,000
                                         ------------    ------------    ------------    ------------

OPERATING EXPENSES
------------------

STOCK COMPENSATION (CONSULTANTS)
  (NOTE 5)                                    232,500            --           351,500            --
DEFERRED COMPENSATION (EMPLOYEES)
  (NOTE 5)                                       --              --            24,111            --
EXPENSE RECOGNIZED ON CHANGE
   OF INTRINSIC VALUE ON
   CONVERSION OF WARRANTS                        --              --            50,130            --
OPERATING COSTS AND EXPENSES                  524,171       1,759,999       1,396,293       3,158,428
                                         ------------    ------------    ------------    ------------
      TOTAL OPERATING EXPENSES                756,671       1,759,999       1,821,534       3,158,428
                                         ------------    ------------    ------------    ------------

OPERATING LOSS BEFORE OTHER INCOME
   (EXPENSE), PROVISION FOR INCOME
   TAXES AND NONCONTROLLING INTEREST         (756,671)     (1,759,999)     (1,821,534)     (2,947,428)
                                         ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
-----------------------

INTEREST EXPENSE                                 --          (171,299)           (727)       (294,424)
INTEREST INCOME                                     3           3,885              14           9,678
                                         ------------    ------------    ------------    ------------
   NET INTEREST EXPENSE                             3        (167,414)           (713)       (284,746)
                                         ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME
   TAXES AND NONCONTROLLING INTEREST         (756,668)     (1,927,413)     (1,822,247)     (3,232,174)

NONCONTROLLING INTEREST IN LOSS
   PROVISION FOR INCOME TAXES (NOTE 8)           --            12,223         329,963          15,155
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (756,668)   $ (1,915,190)   $ (1,492,284)   $ (3,217,019)
                                         ============    ============    ============    ============

NET LOSS PER COMMON SHARE - BASIC AND
   DILUTED                               $      (0.01)   $      (0.04)   $      (0.03)   $      (0.08)
                                         ============    ============    ============    ============

WEIGHTED AVERAGE PER COMMON SHARES
   OUTSTANDING - BASIC AND DILUTED         56,846,525      43,008,338      56,525,741      43,008,338
                                         ============    ============    ============    ============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                             Six Months       Six Months
                                                                Ended            Ended
                                                            June 30, 2007    June 30, 2006
                                                            -------------    -------------

NET LOSS                                                    $  (1,492,284)   $  (3,217,019)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
   PROVIDED BY(USED IN) OPERATING ACTIVITIES:

      NONCONTROLLING INTEREST                                    (329,963)            --
      DEPRECIATION                                                 22,206           11,950
      AMORTIZATION OF FINANCING COSTS                                --              2,774
      ACCRETION ON CONVERTIBLE DEBENTURES                            --            188,394
      COMMON STOCK ISSUED FOR SERVICES                            351,000             --
      AMORTIZATION OF CONSULTING FEES                                --            279,682
      AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)            24,111          690,363
      WRITE OFF OF OIL AND GAS PROPERTIES                            --            145,435
      EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
         RATE - WARRANTS                                           50,130             --
      CHANGES IN ASSETS AND LIABILITIES:
          (INCREASE) DECREASE IN ASSETS:
              RESTRICTED CASH                                        --            800,000
              DEFERRED COSTS                                         --             49,000
              PREPAID EXPENSES AND OTHER CURRENT ASSETS            47,313           33,700
              OTHER ASSETS                                        (23,950)         (28,774)
          INCREASE (DECREASE) IN LIABILITIES:
              ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (355,744)         (44,826)
              DEFERRED REVENUE                                       --           (240,000)
              ACCRUED INTEREST ON CONVERTIBLE DEBENTURES             --            105,722
                                                            -------------    -------------
      NET CASH (USED IN) OPERATING ACTIVITES                   (1,707,181)      (1,223,599)
                                                            -------------    -------------

      CASH FLOWS FROM INVESTING ACTIVITIES:

               ACQUISITION OF OIL AND GAS PROPERTIES               (9,459)      (3,087,196)
               PURCHASES OF PROPERTY AND EQUIPMENT                      0          (90,735)
                                                            -------------    -------------
          NET CASH (USED IN) INVESTING ACTIVITIES                  (9,459)      (3,177,931)
                                                            -------------    -------------

      CASH FLOWS FROM FINANCING ACTIVITIES:

               ISSUANCE OF CONVERTIBLE DEBENTURES                    --          2,000,000
               PROCEEDS FROM NONCONTROLLING INTEREST IN
                  LIMITED PARTNERSHIP                             329,963        2,337,527
               ISSUANCE OF COMMON STOCK                           100,000             --
               LOANS FROM RELATED PARTIES                         240,853             --
                                                            -------------    -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES               670,816        4,337,527
                                                            -------------    -------------

      NET CHANGE IN CASH                                       (1,045,824)         (64,003)

      CASH - BEGINNING OF PERIOD                                1,055,556        2,300,925
                                                            -------------    -------------
      CASH - END OF PERIOD                                  $       9,732    $   2,236,922
                                                            =============    =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCIANG AND
INVESTING ACTIVITIES:

      ACCURED OFFICERS' SALARIES CONVERTED TO EQUITY        $      93,381    $        --
                                                            =============    =============

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 18, 2007 with the Commission.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial cash outflows, and has a significant working capital deficiency and accumulated deficit at June 30, 2007. Furthermore, the Company has not paid certain executives and employees for several months. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately be profitable. The Company does not have the cash necessary to maintain its operations and its efforts are presently devoted to raising capital. There can be no assurance that the Company will be successful in either effort.

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

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. (See Note 6).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through June 30, 2007.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through December 31, 2006.

On January 17, 2006, the Company acquired through TRI a 95% interest in NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), a Namibia company. As of September 30, 2006, NamTerra was awarded six licenses by Namibia to explore for diamonds. NamTerra did not commence any exploration activities and wrote-off $72,000 of soft development costs in connection with the project during calendar year 2006.

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

Significant Customers

The Company had no revenue during the three month period ended June 30, 2007 and 2006. For the year ended December 31, 2006, approximately ninety percent (90%) of the Company’s revenue was attributable to one customer.

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

Sale of Common Stock and Warrants

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold 500,000 shares of common stock at $0.20 per share, and issued warrants to purchase 200,000 shares of common stock for no cost, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007. As a result of the repricing of the warrants, the Company charged $50,130 against income for the six month period ended June 30, 2007.

Additional Paid in Capital

As of June 30, 2007, certain officers elected to forego salaries and expenses totaling $150,635. For the first six months of, 2007, such expenses in the amount of $57,254 pertaining to 2007 have been charged to operations and additional paid in capital. Accrued expenses in the amount of $93,381 pertaining to 2006 have been converted from accounts payable to additional paid in capital.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION

On December 29, 2005, the Company’s Board of Directors adopted the "2005 Stock Incentive Plan” (the “Plan”) which was approved by the Company’s stockholders on November 3, 2006. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights performance and growth of the Company, and to align employee interests with those of the Company’s shareholders denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and the growth of the Company, and to align employee interests with those of the Company’s shareholders. The Plan is administered by the Board of Directors.

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

June 30, 2007

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

                                                          At June 30, 2007
                                                  ------------------------------
                                                                     Weighted
                                                   Number of         Average
                                                   Options        Exercise Price
                                                  ----------      --------------

            Outstanding, December 31, 2005         7,013,333            $   0.51
                                                  ----------      --------------
               Granted                               415,000            $   0.89
               Exercised                                --                 --
               Cancelled/forfeited                      --                 --
                                                  ----------      --------------

            Outstanding, March 31, 2006            7,428,333            $   0.56
                                                  ----------      --------------
               Granted                             1,685,000                0.33
               Exercised                            (500,000)              (0.21)
               Cancelled/forfeited                    (7,500)              (1.07)
                                                  ----------      --------------

            Outstanding, December 31, 2006         8,605,833            $   0.51
                                                  ----------      --------------
               Granted                                  --                 --
               Exercised                                --                 --
               Cancelled/forfeited                      --                 --
                                                  ----------      --------------

            Outstanding, March 31, 2007            8,605,833            $   0.51
                                                  ----------      --------------
               Granted                                  --                 --
               Exercised                                --                 --
               Cancelled/forfeited                      --                 --
                                                  ----------      --------------

            Outstanding, June 30, 2007             8,605,833            $   0.51
                                                  ==========      ==============

                                                    At June 30, 2007
                           ------------------------------------------------------------------
                                          Outstanding                         Exercisable
                           -----------------------------------------    ---------------------

                                           Weighted
                                            Average         Weighted                 Weighted
                                           Remaining        Average                  Average
          Range of         Number of       Years of         Exercise    Number of    Exercise
       Exercise Prices      Options     Contractual Life     Price       Options      Price
       ----------------    ---------    ----------------    --------    ---------    --------

            $0.21            500,000          4.2              $0.21      500,000       $0.21
            $0.22            250,000          4.3              $0.22      250,000       $0.22
            $0.32          3,100,000          2.5              $0.32         --          --
            $0.50          2,615,000          3.1              $0.50    2,615,000       $0.50
            $0.80          1,163,333          3.0              $0.80    1,163,333       $0.80
            $0.90            400,000          3.7              $0.90      400,000       $0.90
            $1.00            500,000          3.0              $1.00      500,000       $1.00
            $1.07             27,500          3.4              $1.07       27,500       $1.07
            $1.38             50,000          3.8              $1.38       50,000       $1.38
                           ---------    ----------------    --------    ---------    --------

                           8,605,833          3.0              $0.51    5,505,833       $0.61
                           =========    ================    ========    =========    ========

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

Options to Officers and Employees

During the three months ended June 30, 2007 and March 31, 2007, the Company did not issue any stock options to employees.

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

Compensation expense related to the amortization of deferred compensation (employees) amounted to $0 and $24,111 for the three months and six months ended June 30, 2007, respectively.

Consultants

On May 23, 2007, the Company issued 750,000 shares of common stock to Stonegate Securities, Inc., pursuant to a consulting agreement. The fair market value of services amounted to $232,500, which was charged to operations during the three months ended June 30, 2007.

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

Compensation expense related to the amortization of deferred compensation (employees) amounted to $0 for the three months and six months ended June 30, 2007.

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

NAMTERRA

In May 2006, the Company was awarded five leases for properties, and in July 2006, the Company was awarded one additional lease for properties, on which it intended to seek diamond deposits. The Company did not commence such development efforts. The Company wrote-off $72,000 of soft development costs in connection with this project during calendar year 2006.

TOTAL OIL AND GAS INVESTMENT

As of June 30, 2007, the Company’s oil and gas investments were $1,076,866. As of December 31, 2006, the Company’s oil and gas investments were $1,067,427 net of write-offs.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at June 30, 2007 consisted of the following:

                                               Estimated       June 30,
                                                 Useful          2007
                                             Lives - Years      Amount
                                             -------------    ----------

            Computer Equipment                     5          $  108,200
            Office Equipment                       5              17,012
            Transportation Equipment               5              85,750
            Furniture & Fixtures                   7              37,895
                                                              ----------
                                                                 248,857
            Less accumulated depreciation                        (64,071)
                                                              ----------
                                                              $  184,786
                                                              ==========

Depreciation expense for the three months ended June 30, 2007 was $11,093.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	INCOME TAXES

At June 30, 2007, the Company has an aggregate deferred tax asset of approximately $6,216,258, representing the net operating loss carry forwards which expire in 2021 through 2027.

The following summarizes the provision for income taxes for the six month period ending June 30, 2007:

                                                           As of June 30, 2007

                                                              Noncontrolling    Controlling
                                              Consolidated       Interest         Interest
                                              ------------    --------------    ------------

            Loss before Income Taxes          $ (1,492,284)   $      329,963    $ (1,822,247)
            Tax Benefit (Expense)                  596,914          (131,985)        728,899
                                              ------------    --------------    ------------
                   Total                          (895,370)          197,978      (1,093,348)
            Valuation Allowance                   (596,914)          131,985        (728,899)
                                              ------------    --------------    ------------
            Net Provision for Income Tax              ( - )             ( - )           ( - )
                                              ------------    --------------    ------------
            Net Loss                          $ (1,492,284)   $      329,963    $ (1,822,247)
                                              ============    ==============    ============

                                                             At June 30, 2007
                                                             ----------------

            Currently payable                                $           --
            Deferred tax (benefit)                                 (6,216,258)
                                                             ----------------
            Total                                                  (6,216,258)
            Valuation allowance                                    (6,216,258)
                                                             ----------------
            Net provision for income taxes                   $           --
                                                             ================

9.	RELATED PARTY TRANSACTIONS

Technology License Agreement

The Company licenses, under a 30-year Technology License Agreement entered into January 7, 2005, certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain credits as specified in the Services Agreement below), payable on or before December 31 of each year. For the six months ended June 30, 2007, the Company accrued $300,000 which represents one-half of the minimum annual license fee.

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

For the year ended December 31, 2006, the Company met the minimum payment requirements for both the Technology License Agreement and Services Agreements. The minimum payment is an annual test and is not applicable to the six month periods ended June 30, 2007 and June 30, 2006

Operating Lease

The Company leases office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 through March 2006 and $4,500 per month for April through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, rent expense is $2,000 per month. Total rent expense related to this lease amounted to $30,000 and $15,692 for the six months ended June 30, 2007 and 2006, respectively.

Effective February 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow. Rent expense on this apartment amounted to $5,000 and $27,902 for the six months ended June 30, 2007 and 2006, respectively. The lease was terminated as of January 30, 2007.

Legal Services

The Company paid or accrued legal fees for the six months ended June 30, 2007 and 2006 of $191,116 and $358,447, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company.

Loans

As of June 30, 2007, an officer has loaned the Company $225,853, and a related party has loaned $15,000. The loans are unsecured and noninterest bearing and have no specific repayment terms.

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

                                                            FOR SIX MONTHS ENDED JUNE 30, 2007

                                                                                OTHER (i.e.
                                                                 OIL AND          DIAMOND
                                                  MAPPING          GAS          OPERATIONS,
                                                  SERVICES      OPERATIONS         ETC.)          TOTAL
                                                 ----------    ------------    ------------    ------------

        REVENUES                                 $     --      $       --      $       --      $       --

        COST OF SALES                                  --              --              --              --
                                                 ----------    ------------    ------------    ------------

        GROSS PROFIT                                   --              --              --              --
                                                 ----------    ------------    ------------    ------------

        OPERATING COSTS AND EXPENSES                   --        (1,821,534)           --        (1,821,534)

        WRITE OFF OF OIL AND GAS  PROPERTIES           --              --              --              --

        OTHER INCOME (EXPENSE):
        NET INTEREST EXPENSE                           --              (713)           --              (713)
                                                 ----------    ------------    ------------    ------------
               TOTAL COSTS AND EXPENSES                --        (1,822,247)           --        (1,822,247)
                                                 ----------    ------------    ------------    ------------

        PROFIT (LOSS) BEFORE PROVISION FOR
        NONCONTROLLING INTERESTS AND
        INCOME TAXES                                   --        (1,822,247)           --        (1,822,247)

        NONCONTROLLING INTEREST                        --           329,963            --           329,963

        PROVISION FOR INCOME TAXES (NOTE 8)            --              --              --              --
                                                 ----------    ------------    ------------    ------------

        NET PROFIT (LOSS)                        $     --      $ (1,492,284)   $       --      $ (1,492,284)
                                                 ==========    ============    ============    ============

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	SEGMENTS AND RELATED INFORMATION (CONTINUED)
                                                            FOR SIX MONTHS ENDED JUNE 30, 2006

                                                                 OIL AND
                                                  MAPPING          GAS           DIAMOND
                                                  SERVICES      OPERATIONS      OPERATIONS        TOTAL
                                                 ----------    ------------    ------------    ------------

        REVENUES                                 $  260,000    $       --      $       --      $    260,000

        COST OF SALES                                49,000            --              --            49,000
                                                 ----------    ------------    ------------    ------------

        GROSS PROFIT                                211,000            --              --           211,000
                                                 ----------    ------------    ------------    ------------

        OPERATING COSTS AND EXPENSES                   --        (3,158,428)           --        (3,158,428)

        WRITE OFF OF OIL AND GAS PROPERTIES            --              --              --              --

        OTHER INCOME (EXPENSE):
        NET INTEREST EXPENSE                           --          (284,746)           --          (284,746)
                                                 ----------    ------------    ------------    ------------
        TOTAL COSTS AND EXPENSES                       --        (3,443,174)           --        (3,443,174)
                                                 ----------    ------------    ------------    ------------

        PROFIT (LOSS) BEFORE PROVISION FOR
        NONCONTROLLING INTERESTS AND
        INCOME TAXES                                211,000      (3,443,174)           --        (3,232,174)

        NONCONTROLLING INTEREST                        --            15,155            --            15,155

        PROVISION FOR INCOME TAXES (NOTE 8)            --              --              --              --
                                                 ----------    ------------    ------------    ------------

        NET PROFIT (LOSS)                        $  211,000    $ (3,428,019)   $       --      $ (3,217,019)
                                                 ==========    ============    ============    ============

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes certain thresholds and measurement attribute for the financial statement recognition and measurement of a specific tax position taken or expected to be taken the entity’s tax return. The Interpretation is effective for fiscal years after December 15, 2006. The adoption of this Interpretation had no impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no impact on our results of operations or our financial position.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

14.	SUBSEQUENT EVENTS

Technology License Agreement

On July 23, 2007, the Company entered into an amendment to its license agreement with the Institute, entitled Second Amended and Restated Technology License Agreement dated as of July 17, 2007 (the “Amended License Agreement”). As amended, the Company licenses, under a 32-year term from January 2005, certain mapping technology from the Institute. The Company is required to pay the Institute an annual license fee of $600,000 (subject to certain deferrals and credits as specified in the Amended License Agreement and the Amended Services Agreement, as described below), payable on or before December 31 of each year. Commencing in 2008, the annual license fee is to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year.

Pursuant to the amendment, the annual license fee due for calendar year 2007 has been deferred. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute shall also be entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farmin or farmout agreements with third parties), the Institute shall be entitled to payments equal to 20% of the net revenues received by TIC from such farmin and/or farmout agreements. For non-internal projects, the Institute shall be entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments shall be payable only after the Company generates over $1 million in net revenues from service projects.

Services Agreement

On July 23, 2007, the Company entered into an amendment to its services agreement with the Institute, entitled Second Amended and Restated Services Agreement dated as of July 17, 2007 (the “Amended Services Agreement”). As amended, for a period of 32 years from January 2005, the Institute will perform certain contract services for the Company for a service fee at the rate of (i) no more than 40% to 60% of its published rates depending on the nature of the requested services or (ii) no more than 10% over cost, subject to an annual minimum charge of $500,000. Commencing in 2008, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index using 2007 as the base year.

Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement will be credited against service fees pursuant to the Amended Services Agreement, and further provided, that in any calendar year in which the Company’s revenues are less than $6 million, the minimum annual services fee is to be offset against the annual license fee payable to the Institute.

The Amended Services Agreement further provides that any services fee attributable to the Company’s internal projects, are deferred. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred services fee at a rate of no more than $300,000 per year.

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

Our Operations and Plans

During fiscal 2005 and the first part of fiscal 2006, we focused primarily on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major Brazilian oil and gas exploration company, during the second half of fiscal 2006.

During the later part of fiscal 2006 and in 2007, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting technology for locating natural resources (the “STeP technology”). We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a “farmin” strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees, and as of March 2007, ceased paying all salaries to our employees. These unpaid salaries have been accrued. At June 30, 2007, accrued and unpaid salaries totaled $356,252. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

During the first quarter of fiscal 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the first half of fiscal 2007. During the first half of fiscal 2007, the Company had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Insolvency; Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $2.3 million) as of June 30, 2007. Furthermore, as of June 30, 2007, we had no substantial cash. These factors raise substantial doubt about our ability to continue as a going concern.

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

Historically and during the three and six months ended June 30, 2007, the level of revenues from our fee for service business has not been sufficient to support our operational expenses.

To date, we have not had a commercially successful exploration project. We have no proven hydrocarbon reserves. Our principal assets are our investments in the West Deweyville prospect, and oil and gas leases in the State of Nevada.

Since inception, we have supported our operations primarily through the sale of $5 million of convertible debentures, sale of approximately $3.37 million of noncontrolling interest in drilling limited partnerships, and sale of approximately $3.5 million in equity securities.

Our ability to continue as a going concern is dependent on our ability to obtain new capital.

On Going Discussions Regarding New Capital

In about September 2006, we commenced discussions with several investment bankers and venture capital funds to obtain bridge and long term debt or equity funding. To date, we have not been successful in raising significant additional equity or debt capital. There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us.

Development Projects

To date, we have drilled one well on the Davidson lease in Texas and one well on a lease obtained from the Bureau of Land Management in the Railroad and White River Valley in Nevada. While the well on the Davidson lease originally looked promising, the reservoir quality was not sufficient and we decided the well was not commercially viable. In connection with the Nevada well, we experienced problems with the rig we leased and for safety reasons decided to plug the well before reaching the target depth. From inception through March 31, 2007, capitalized costs incurred with the Davidson lease and the Sage well in Nevada of approximately $1.9 million and $3.2 million were written off.

During the third quarter of fiscal 2006, we obtained land leases in West Deweyville, Texas for a drilling project. We also bought a 2.5% interest in a project neighboring the West Deweyville project to obtain data from the drilled well. This information helped us confirm the results of our technology relating to the West Deweyville leases. The project neighboring West Deweyville was not successful and we wrote off its investment of approximately $180,000 in this project in 2006.

We also wrote off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of approximately $1.7 million. A significant potion of these costs arose from previous payments to the Institute for studies.

While we have investments in oil and gas projects totaling approximately $1.1 million on the Company’s consolidated balance sheet at June 30, 2007, current development efforts have been suspended until we raise sufficient capital.

As of June 30, 2007, New Found Oil Partners and NamTerra Mineral Resources (Pty) Ltd (“NamTerra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at June 30, 2007 or at June 30, 2006.

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

RESULTS OF OPERATIONS

Our results of operations for the three and six months ended June 30, 2007 and 2006 are discussed below.

Three Month Period Ended June 30, 2007

Compared to Three Month Period Ended June 30, 2006

Revenues

There were no revenues from services for the three months ended June 30, 2007 and June 30, 2006. The lack of revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

During the three months ended June 30, 2007, we have been negotiating with several international mineral and oil companies to render services on a cash basis.

In 2007, we anticipate, if we achieve our capital raising goals of focusing on fee for service work, joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing it will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.

Until we negotiate and enter into definitive agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. Negotiations in connection with ownership or royalty positions often take longer than the negotiations for fee for service arrangements. We did not earn any revenue from joint ventures or its own development projects during the three months ended June 30, 2007 and June 30, 2006.

Cost of Revenues

There were no costs associated with revenue for the three months ended June 30, 2007 and June 30, 2006.

Our cost of revenues consists primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by our Chairman, Ivan Railyan. We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. In connection with our own exploration and/or joint venture projects, our costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 and June 30, 2006 were $756,671 and $1,759,999, respectively. Because revenues were $0 for the three months ended June 30, 2007 and 2006, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended June 30, 2007 consisted primarily of professional fees of approximately $383,000, licensing fees of $150,000, management salaries and benefits of approximately $72,000, and independent contractor fees of approximately $24,000. Operating expenses for the three months ended June 30, 2006 consisted primarily of professional fees of approximately $344,000, management and employee salaries and benefits of approximately $448,000, stock option expense (to employees) of approximately $357,000, and travel related expenses of approximately $227,000.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended June 30, 2007 in comparison to the three months ended June 30, 2006 because we have focused primarily on raising additional capital in fiscal 2007 and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, we have reduced the number of salaried employees, and ceased paying salaries to employees.

The shift to providing services for royalties or ownership rights instead of solely for cash fees may act to increase our operating expenses significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

If we are successful in raising new capital or generating substantial service projects, we would expect our operating expenses to increase as we would have the capital to engage in various oil and gas and mining exploration projects. The increase in operating expenses could result from the hiring of geologists and other oil and gas professionals to assist us in carrying out the farmin aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Further, if sufficient funding were available, we would contemplate opening a Houston office which would decrease travel related expenses but would increase office expenses significantly. Additionally, subject to financial resources, we would recommence payment of salaries to our employees.

Interest Expense

For the three months ended June 30, 2007 and 2006, interest expense was $0 and $167,414, respectively. For the three months ended June 30, 2006, we accrued approximately $105,901 in interest on the outstanding amount of the debentures. The interest expense related to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the aggregate principal amount of $4 million that were issued in 2005 and 2006 and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008 in the principal amount of $1 million that were issued in 2006. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contained a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. These debentures were converted in the third quarter of fiscal 2006.

Net Loss

The net loss for the three months ended June 30, 2007 and June 30, 2006 were $756,668 and $1,915,190, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended June 30, 2007 compared to the same period in 2006.

Our net loss per common share (basic and diluted) attributable to common shareholders for the three months ended June 30, 2007 and June 30, 2006 were $0.01 and $0.04, respectively.

Six Month Period Ended June 30, 2007

Compared to Six Month Period Ended June 30, 2006

Revenues

Revenues from services for the six months ended June 30, 2007 and June 30, 2006 were $0 and $260,000, respectively. The lack of revenue for the six months ended June 30, 2007 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. The revenue for the six months ended June 30, 2006 were derived from sales to one customer and related to our mapping and surveying services. This sale made during the six months ended June 30, 2006 was made to a customer that was identified during calendar year 2005 and the bulk of the services to such client were delivered in 2005.

Cost of Revenues

Our costs of revenues for the six months ended June 30, 2007 and June 30, 2006 and $0 and $49,000, respectively. As a percentage of net revenues, cost of revenues for the six months ended June 30, 2006 were approximately 19%. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. We do not believe the costs incurred during the six months ended June 30, 2006 are, on a percentage basis, indicative of the costs of future revenue as we received cost concessions in connection with rendering such services. In connection with our own exploration and/or joint venture projects, our costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 and June 30, 2006 were $1,821,534 and $3,158,428, respectively. Because revenues were $0 for the six months ended June 30, 2007, operating expenses as a percentage of revenues cannot be calculated. Operating expenses as a percentage of net revenues for the six months ended June 30, 2006 were approximately 1215%.

Operating expenses for the six months ended June 30, 2007 consisted primarily of professional fees of approximately $537,000, licensing fees of $300,000, management salaries and benefits of approximately $175,000, independent contractor fees of approximately $93,000, and stock option expense (employees) of approximately $24,000. Operating expenses for the six months ended June 30, 2006 consisted primarily of professional fees of approximately $849,000, management and employee salaries and benefits of $734,000, stock option expense (to employees) of approximately $690,000, and travel related expenses of $325,000

The majority of the professional fees result from legal and accounting fees.

Our operating expenses decreased during the six months ended June 30, 2007 in comparison to the six months ended June 30, 2006 because we have focused primarily on raising additional capital in fiscal 2007 and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, during the six months ended June 30, 2007, we have reduced the number of salaried employees, reduced the compensation rate of many employees, and as of March 2007, ceased payment of salaries to employees.

Interest Expense

For the six months ended June 30, 2007 and 2007, interest expense was $713 and $284,746, respectively. For the six months ended June 30, 2006, we accrued approximately $183,804 in interest on the outstanding amount of the debentures. The interest expense related to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the aggregate principal amount of $4 million that were issued in 2005 and 2006 and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008 in the principal amount of $1 million that were issued in 2006. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contained a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. These debentures were converted in the third quarter of fiscal 2006.

Net Loss

The net loss for the six months ended June 30, 2007 and June 30, 2006 were $1,492,284 and $3,217,019, respectively. The decrease in net loss principally resulted from the lack of revenue in the six months ended June 30, 2007 in comparison to the same period in 2006, and a decrease in operating expenses during the six months ended June 30, 2007 compared to the same period in 2006.

Our net loss per common share (basic and diluted) attributable to common shareholders for the six months ended June 30, 2007 and June 30, 2006 were $0.03 and $0.08, respectively.

Non-operating Revenue

During the six months ended June 30, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures to private investors, and sales of noncontrolling interests in limited partnerships. As of June 30, 2007, we had cash on hand of $9,732.

Operating Activities

For the six months ended June 30, 2007, cash flows from operating activities resulted in deficit cash flows of $1,707,181 primarily due to a net loss of $1,492,284, plus non-cash charges of $210,865 and adjustments for a decrease in prepaid expenses of $47,313 and an increase in other assets of $23,950, a decrease in accounts payable of $449,125, and a decrease in accounts payable of $449,125.

Investing Activities

Cash used in investing activities was $9,459 for the six months ended June 30, 2007 relating to an increase in oil and gas properties.

Depending on our available funds and other business needs, it is our intention to (i) engage in fee for service activities, (ii) engage in a farmin strategy during calendar year 2007 in which we make small investments in the exploration projects of others, and (ii) to complete land acquisition relating to the West Deweyville prospect and to farmout such prospect. There is no assurance we will have the financing to pursue this strategy or if pursued that it will be successful in developing reserves of hydrocarbons.

Financing Activities

For the six months ended June 30, 2007, cash provided by financing activities was $670,816, comprised of a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $240,853.

Future Needs

Our management has concerns as to the ability of our company to continue as a going concern in the absence of raising additional equity capital, debt financing or obtaining significant new fee for service business. We believe that our available cash is inadequate to support our month-to-month obligations for the next twelve months. Establishing ownership or other interests in natural resource exploration projects will require significant capital resources.

Our current business plan for 2007 calls for us to farmin to eight to twelve prospects and farmout the West Deweyville prospect it has been developing. This business plan calls on our company to raise $4 to $6 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

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

The annual fees to the Institute represent a significant continuing obligation. In 2007 and future years, we intend to fund such payment obligations from revenues generated by operations or making alternative arrangements for payment. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intend to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute. In July 2007, we entered into an amendment of our licensing agreement with the Institute, pursuant to which the annual license fee for 2007 payable to the Institute has been deferred to 2008, and commencing in 2008, subject to certain financial criteria, the annual license fee is payable a rate of no more than $300,000 per year,

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been in negotiations with a private investor for the sale of our common stock and common stock purchase warrants, we currently have no commitments for financing. There is no guarantee that we will be successful in consummating the transaction.

We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding. To date, we have not been successful in raising significant additional equity or debt capital. We have not received certain funding we expected to receive from Enficon Establishment or Kiev Investment Group as a result of the breaches of certain agreements by Kiev Investment Group and Enficon Establishment.

There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to shareholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing authorized shares of common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to delay our planned or proposed operations and development and continue to conduct activities on a limited scale.

AUDITOR'S OPINION EXPRESSES DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A "GOING CONCERN"

The report of the former independent registered public accounting firm on our December 31, 2006 financial statements included in our Annual Report for the year ended December 31, 2006 states that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

We have a working capital deficiency and substantially no cash. We have been and are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. While we have been seeking equity or debt capital since September 2006, to date, we have not been successful in closing on any significant equity or debt capital raise. Further, in the event we obtain an offer of private or public funding, there is no assurance that such funding would be on terms favorable to us. The failure to obtain such funding will threaten our ability to continue as a going concern.

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

During 2005 and the first part of 2006, we focused primarily on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major oil and gas exploration company, during the second half of 2006.

During the next twelve months, we anticipate focusing on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farmin strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site locations and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties. Our intent, in the event our cash flow permits, is to finish the land acquisition in connection with the West Deweyville prospect and farmout the project to obtain financing for the drilling program on this prospect.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint ventures to develop our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

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

Acquisition of Oil and Gas Properties

We are seeking to raise $4 to $6 million to pursue development efforts during the next twelve months. We plan to use this money to complete development efforts of the West Deweyville prospect and to engage in several farmin projects.

Employees

As of June 30, 2007, we have six employees. We also utilize the services of consultants in connection with certain projects. Our employment plans are uncertain given our working capital deficit and our inability to plan future development efforts until funding is achieved. Because of our insolvency, as of March 2007, we have ceased paying salaries to employees. Notwithstanding the salary deferrals, certain employees have continued to work for the company. In April 2007, our Chief Financial Officer substantially reduced his time commitment to our activities, and our Treasurer assumed the duties of principal financial officer on May 17, 2007.

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

In June 2006, the FASB issued Interpretation No.48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes certain thresholds and measurement attribute for the financial statement recognition and measurement of a specific tax position taken or expected to be taken the entity’s tax return. The Interpretation is effective for fiscal years after December 15, 2006. The adoption of this Interpretation had no impact on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and No. 140, which simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation, and eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 had no impact on our results of operations or our financial position.

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 23, 2007, we entered into a consulting agreement with Stonegate Securities, Inc. for financial consulting services, pursuant to which we issued 750,000 shares of common stock.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

10.1	Second Amended and Restated Technology License Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 24, 2007)
10.2	Second Amended and Restated Services Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed on July 24, 2007)
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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 20, 2007	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 20, 2007	By: /s/ Dan Brecher
Dan Brecher
Principal Financial Officer