Form 10QSB
period 2007-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2007-11-19
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 9, 2007, the issuer had 57,533,338 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets
As of September 30, 2007 (Unaudited) and December 31, 2006	3
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	4
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	24

Item 3. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signatures	39

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)

CASH	$ 8,847	$ 1,055,556
PREPAID EXPENSES AND OTHER CURRENT ASSETS	–	47,313

TOTAL CURRENT ASSETS	8,847	1,102,869

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 6)	1,076,866	1,067,427
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
(NOTE 7)	173,694	206,972
OTHER ASSETS	23,950	–

TOTAL ASSETS	$ 1,283,357	$ 2,377,268

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 4)	$ 2,460,276	$ 2,566,491
LOANS PAYABLE - RELATED PARTIES (NOTE 9)	335,290	–

TOTAL CURRENT LIABILITIES	2,795,566	2,566,491

SHAREHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000
NO SHARES OUTSTANDING AT SEPTEMBER 30, 2007 AND
DECEMBER 31, 2006	–	–
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000
SHARES ISSUED AND OUTSTANDING: 57,283,338 AT SEPTEMBER 30, 2007
AND 55,958,338 AT DECEMBER 31, 2006	5,728	5,596
ADDITIONAL PAID IN CAPITAL	15,324,985	13,754,551
STOCK OPTIONS OUTSTANDING (NOTE 5)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 5)	(65,628)	–
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 5)	(393,767)	(24,111)
ACCUMULATED DEFICIT	(17,812,477)	(15,354,209)

TOTAL SHAREHOLDERS' (DEFICIT)	(1,512,209)	(189,223)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$ 1,283,357	$ 2,377,268

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month	Three Month	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUES	$ –	$ –	$ –	$ 260,000

COST OF REVENUES	–	–	–	49,000

GROSS PROFIT	–	–	–	211,000

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS)
(NOTE 5)	65,628	–	319,128	–
DEFERRED COMPENSATION (EMPLOYEES)
(NOTE 5)	393,768	–	417,880	–
EXPENSE RECOGNIZED ON CHANGE OF
INTRINSIC VALUE ON
CONVERSION OF WARRANTS	–	–	50,130	–
WRITEOFFS OF OIL AND GAS PROPERTIES	–	4,897,434	–	5,042,869
OPERATING COSTS AND EXPENSES	506,588	2,528,336	2,000,380	5,541,329
TOTAL OPERATING EXPENSES	965,984	7,425,770	2,787,518	10,584,198

OPERATING LOSS BEFORE OTHER INCOME
(EXPENSE), PROVISION FOR INCOME TAXES
AND NONCONTROLLING INTEREST	(965,984)	(7,425,770)	(2,787,518)	(10,373,198)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	–	(999,249)	(727)	(1,293,673)
INTEREST INCOME	–	4,556	14	14,234
INTEREST ON CONVERSION OF DEBENTURES	–	253,554	–	253,554
NET INTEREST EXPENSE	–	(741,139)	(713)	(1,025,885)

LOSS BEFORE PROVISION FOR INCOME
TAXES AND NONCONTROLLING INTEREST	(965,984)	(8,166,909)	(2,788,231)	(11,399,083)

NONCONTROLLING INTEREST	–	3,017,936	329,963	3,033,091
PROVISION FOR INCOME TAXES (NOTE 8)	–	–	–	–

NET LOSS	$ (965,984)	$ (5,148,973)	$ (2,458,268)	$ (8,365,992)

NET LOSS PER COMMON SHARE – BASIC
AND DILUTED	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.19)

WEIGHTED AVERAGE PER COMMON SHARES
OUTSTANDING – BASIC AND DILUTED	57,283,338	44,233,881	56,725,005	43,421,342

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2006

NET LOSS	$ (2,458,268)	$ (8,365,992)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	(329,963)	(3,017,936)
DEPRECIATION	33,278	22,606
AMORTIZATION OF FINANCING COSTS	–	24,950
ACCRETION ON CONVERTIBLE DEBENTURES	–	322,556
INTEREST ON CONVERTIBLE DEBENTURES	–	970,688
COMMON STOCK ISSUED FOR SERVICES	351,000	0
AMORTIZATION OF CONSULTING FEES	65,628	318,564
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	417,879	1,047,601
WRITE OFF OF OIL AND GAS PROPERTIES	–	5,042,869
DEBT CONVERSION EXPENSE	–	1,000,000
FORGIVENESS OF DEBT ON CONVERSION	–	(253,554)
STOCK OPTIONS - EMPLOYEES	–	199,776
OFFICER'S SALARY EXPENSE CONTRIBUTED TO EQUITY	57,254	–
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
RATE - WARRANTS	50,130	–
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
RESTRICTED CASH	–	800,000
ACCOUNTS RECEIVABLE	–	(425,000)
DEFERRED COSTS	–	(787,500)
PREPAID EXPENSES AND OTHER CURRENT ASSETS	47,313	61,357
OTHER ASSETS	(23,950)	(25,999)
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(12,804)	1,650,658
DEFERRED REVENUES	–	935,000

NET CASH (USED IN) OPERATING ACTIVITES	(1,802,503)	(479,356)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	(9,459)	(5,847,967)
PURCHASES OF PROPERTY AND EQUIPMENT	–	(99,775)
NET CASH (USED IN) INVESTING ACTIVITIES	(9,459)	(5,947,742)

NET CASH FROM FINANCING ACTIVITIES:

ISSUANCE OF CONVERTIBLE DEBENTURES	–	2,000,000
PROCEEDS FROM NONCONTROLLING INTEREST IN
LIMITED PARTNERSHIP	329,963	3,367,527
ISSUANCE OF COMMON STOCK	100,000	–
LOANS FROM RELATED PARTIES	335,290	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	765,253	5,367,527

NET CHANGE IN CASH	(1,046,709)	(1,059,571)

CASH - BEGINNING OF PERIOD	1,055,556	2,300,925

CASH - END OF PERIOD	$ 8,847	$ 1,241,354

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
ACCRUED OFFICERS’ SALARIES CONVERTED TO EQUITY	$ 93,381	$ –

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2006, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, filed on April 18, 2007 with the Commission.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses, sustained substantial cash outflows, and has a significant working capital deficiency and accumulated deficit at September 30, 2007. Furthermore, the Company has not paid certain executives and employees for several months. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately be profitable. The Company does not have the cash necessary to maintain its operations and its efforts are presently devoted to raising capital. There can be no assurance that the Company will be successful in either effort.

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

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. (See Note 6).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through September 30, 2007.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. Our wholly-owned subsidiary, TRI, is the sole shareholder of the entity. TRO was inactive through September 30, 2007.

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

Significant Customers

The Company had no revenue during the three month period ended September 30, 2007 and 2006. For the year ended December 31, 2006, approximately ninety percent (90%) of the Company’s revenue was attributable to one customer.

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

Sale of Common Stock and Warrants

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold 500,000 shares of common stock at $0.20 per share, and issued warrants to purchase 200,000 shares of common stock for no cost, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007. As a result of the repricing of the warrants, the Company charged $50,130 against income for the nine month period ended September 30, 2007.

Additional Paid in Capital

As of September 30, 2007, certain officers elected to forego salaries and expenses totaling $150,635. For the first nine months of 2007, such expenses, in the amount of $57,254, have been charged to operations and credited additional paid in capital. Accrued expenses in the amount of $93,381 pertaining to 2006 have been forgone by the debtors and contributed to additional paid in capital.

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

September 30, 2007
Risk-free rate	4.57%
Dividend yield	0.00%
Volatility factor	1.10
Average life	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions.

	At September 30, 2007
	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,013,333	$ 0.51
Granted	415,000	$ 0.89
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, March 31, 2006	7,428,333	$ 0.56
Granted	1,685,000	0.33
Exercised	(500,000)	(0.21)
Cancelled/forfeited	(7,500)	(1.07)

Outstanding, December 31, 2006	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, March 31, 2007	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, June 30, 2007	8,605,833	$ 0.51
Granted	7,000,000	0.16
Exercised	–	–
Cancelled/forfeited	(252,500)	0.51

Outstanding, September 30, 2007	15,353,333	$ 0.35

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	STOCK BASED COMPENSATION (CONTINUED)

	At September 30, 2007
	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.16	7,000,000	4.9	$0.16	7,000,000	$0.16
$0.21	500,000	4.0	$0.21	500,000	$0.21
$0.22	250,000	4.1	$0.22	250,000	$0.22
$0.32	3,100,000	2.3	$0.32	–	–
$0.50	2,365,000	3.2	$0.50	2,365,000	$0.50
$0.80	1,163,333	2.8	$0.80	1,163,333	$0.80
$0.90	400,000	3.5	$0.90	400,000	$0.90
$1.00	500,000	2.8	$1.00	500,000	$1.00
$1.07	25,000	3.6	$1.07	25,000	$1.07
$1.38	50,000	3.6	$1.38	50,000	$1.38

	15,353,333	3.8	$0.35	12,252,333	$0.53

Options to Officers and Employees

During the third quarter of 2007, the Company granted stock options to employees to purchase up to an aggregate of 6,000,000 shares of common stock, exercisable at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year.

During the three months ended September 30, 2007 and March 31, 2007, the Company did not issue any stock options to employees.

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

Compensation expense related to the amortization of deferred compensation (employees) amounted to $393,768 for the three months and nine months ended September 30, 2007.

Consultants

On August 13, 2007, the Company granted stock options to three consultants, each an individual, stock options to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year. The fair market value of services amounted to $131,256, of which $65,628 was charged to operations during the three months ended September 30, 2007.

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

Compensation expense related to the amortization of deferred compensation (consultants) amounted to $65,628 for the three months and nine months ended September 30, 2007.

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

TOTAL OIL AND GAS INVESTMENT

As of September 30, 2007, the Company’s oil and gas investments were $1,076,866. As of December 31, 2006, the Company’s oil and gas investments were $1,067,427 net of write-offs.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at September 30, 2007 consisted of the following:

	Estimated	September 30,
	Useful	2007
	Lives – Years	Amount

Computer Equipment	5	$ 108,200
Office Equipment	5	17,012
Transportation Equipment	5	85,750
Furniture & Fixtures	7	37,895
		248,857
Less accumulated depreciation		(75,163)
		$ 173,694

Depreciation expense for the three months ended September 30, 2007 was $11,092.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	INCOME TAXES

At September 30, 2007, the Company has an aggregate deferred tax asset of approximately $6,602,251, representing the net operating loss carry forwards which expire in 2021 through 2027.

The following summarizes the provision for income taxes for the nine month period ending September 30, 2007:

	As of September 30, 2007

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$ (2,458,268)	$ 329,963	$ (2,788,231)
Tax Benefit (Expense)	983,307	(131,985)	1,115,292
Total	(1,474,961)	197,978	(1,672,939)
Valuation Allowance	(983,307)	131,985	(1,115,292)
Net Provision for Income Tax	( – )	( – )	( – )
Net Loss	$ (2,458,268)	$ 329,963	$ (2,788,231)

At September 30, 2007

Currently payable	$ –
Deferred tax (benefit)	(6,602,251)
Total	(6,602,251)
Valuation allowance	(6,602,251)
Net provision for income taxes	$ –

9.	RELATED PARTY TRANSACTIONS

Technology License Agreement

The Company licenses, under a 32-year license agreement entered into January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Technology License Agreement”), certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain deferrals and credits as specified in the Technology License Agreement and the Services Agreement described below), payable on or before December 31 of each year. Commencing in 2008, the annual license fee is to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year. For the nine months ended September 30, 2007, the Company accrued $450,000 which represented 75% of the minimum annual license fee. Pursuant to July 23, 2007 amendment to the Technology License Agreement, the annual license fee due for calendar year 2007 has been deferred.

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

Services Agreement

The Company entered into a services agreement with the Institute on January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Services Agreement”), for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies. Under the terms of the Services Agreement, the Institute will perform certain contract services for the Company for a service fee at the rate of (i) no more than 40% to 60% of its published rates depending on the nature of the requested services or (ii) no more than 10% over cost, subject to an annual minimum charge of $500,000. The Amended Services Agreement further provides that any services fee attributable to the Company’s internal projects, are deferred. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred services fee at a rate of no more than $300,000 per year.

The minimum annual service fees for 2006 and 2005 were $500,000. Subsequent to 2007, the minimum annual service fee will increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2007 as the base year. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement will be credited against service fees pursuant to the Services Agreement, and further provided, that in any calendar year in which the Company’s revenues are less than $6 million, the minimum annual services fee is to be offset against the annual license fee payable to the Institute. The Company may terminate the Services Agreement by giving the Institute four weeks’ prior notice. If the Company does not provide such notice, the Company is obligated to pay a termination fee equal to 8.33% of the prior calendar year’s service fee payments to the Institute. Termination of the Services Agreement does not relieve the Company of its obligations under the Technology License Agreement.

For the year ended December 31, 2006, the Company met the minimum payment requirements for both the Technology License Agreement and Services Agreements. The minimum payment is an annual test and is not applicable to the nine month periods ended September 30, 2007 and September 30, 2006.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED PARTY TRANSACTIONS (CONTINUED)

Operating Lease

The Company leased office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 through March 2006 and $4,500 per month for April through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, substantially reduced office space was leased from a third party and the rent expense is $2,000 per month. Total rent expense related to the office facility amounted to $36,000 and $36,192 for the nine months ended September 30, 2007 and 2006, respectively.

Effective February 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow. Rent expense on this apartment amounted to $5,000 and $40,000 for the nine months ended September 30, 2007 and 2006, respectively. The lease was terminated as of January 30, 2007.

Legal Services

The Company paid or accrued legal fees for the nine months ended September 30, 2007 and 2006 of $284,000 and $576,000, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company.

Loans

As of September 30, 2007, an officer has loaned the Company $295,322, and a related party has loaned $39,968. The loans are unsecured and noninterest bearing and have no specific repayment terms.

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

Minimum annual rental costs under the lease for the office on 57th Street in New York City is $55,200. The lease expires on December 31, 2007.

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

	FOR NINE MONTHS ENDED SEPTEMBER 30, 2007

	MAPPING SERVICES	OIL AND GAS OPERATIONS	OTHER (i.e. DIAMOND OPERATIONS, ETC.)	TOTAL

REVENUES	$ –	$ –	$ –	$ –

COST OF SALES	–	–	–	–

GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(2,787,518)	–	(2,787,518)

WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–

OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(713)	–	(713)
TOTAL COSTS AND EXPENSES	–	(2,788,231)	–	(2,788,231)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(2,788,231)	–	(2,788,231)

NONCONTROLLING INTEREST	–	329,963	–	329,963

PROVISION FOR INCOME TAXES (NOTE 8)	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (2,458,268)	$ –	$ (2,458,268)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

12.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	FOR NINE MONTHS ENDED SEPTEMBER 30, 2006

	MAPPING SERVICES	OIL AND GAS OPERATIONS	DIAMOND OPERATIONS	TOTAL

REVENUES	$ 260,000	$ –	$ –	$ 260,000

COST OF SALES	49,000	–	–	49,000

GROSS PROFIT	211,000	–	–	211,000

OPERATING COSTS AND EXPENSES	–	(5,541,329)	–	(5,541,329)

WRITE OFF OF OIL AND GAS PROPERTIES	–	(5,042,869)	–	(5,042,869)

OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(1,025,885)	–	(1,025,885)
TOTAL COSTS AND EXPENSES	–	(11,610,083)	–	(11,610,083)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	211,000	(11,610,083)	–	(11,399,083)

NONCONTROLLING INTEREST	–	3,033,091	–	3,033,091

PROVISION FOR INCOME TAXES (NOTE 8)	–	–	–	–

NET PROFIT (LOSS)	$ 211,000	$ (8,576,992)	$ –	$ (8,365,992)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

On October 25, 2007, the Company issued to Stuart Sundlun, an individual, 250,000 shares of common stock, as payment for consulting services.

On October 1, 2007, the Company entered into agreements with certain of its present and former officers and employees that terminated an aggregate of 6,363,333 stock options that were previously granted in 2005 and 2006 pursuant to employment agreements or stock option agreements. The terminated stock options were exercisable for five years from the date of grant and were exercisable at prices ranging from $0.32 to $1.38 per share.

On October 1, 2007, the Company granted an aggregate of 9,700,000 stock options, exercisable for five years at $0.22 per share, to six employees and one consultant.

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

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees, and as of March 2007, ceased paying all salaries to our employees. These unpaid salaries have been accrued. At September 30, 2007, accrued and unpaid salaries totaled $428,752. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

During the first quarter of fiscal 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. We had no paying customers during the first three quarters of fiscal 2007. During the first three quarters of fiscal 2007, the Company had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Insolvency; Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $2.8 million) as of September 30, 2007. Furthermore, as of September 30, 2007, we had no substantial cash. These factors raise substantial doubt about our ability to continue as a going concern.

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

Historically and during the three and nine months ended September 30, 2007, the level of revenues from our fee for service business has not been sufficient to support our operational expenses.

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

While we have investments in oil and gas projects totaling approximately $1.1 million on the Company’s consolidated balance sheet at September 30, 2007, current development efforts have been suspended until we raise sufficient capital.

As of September 30, 2007, New Found Oil Partners and NamTerra Mineral Resources (Pty) Ltd (“NamTerra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at September 30, 2007.

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

RESULTS OF OPERATIONS

Our results of operations for the three and nine months ended September 30, 2007 and 2006 are discussed below.

Three Month Period Ended September 30, 2007

Compared to Three Month Period Ended September 30, 2006

Revenues

There were no revenues from services for the three months ended September 30, 2007 and September 30, 2006. The lack of revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

During the three months ended September 30, 2007, we have been negotiating with several international mineral and oil companies to render services on a cash basis.

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

Until we negotiate and enter into definitive agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. Negotiations in connection with ownership or royalty positions often take longer than the negotiations for fee for service arrangements. We did not earn any revenue from joint ventures or its own development projects during the three months ended September 30, 2007 and September 30, 2006.

Cost of Revenues

There were no costs associated with revenue for the three months ended September 30, 2007 and September 30, 2006.

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

Operating Expenses

Operating expenses (before the writeoff of oil and gas properties) for the three months ended September 30, 2007 and September 30, 2006 were $965,984 and $2,528,336, respectively. Because revenues were $0 for the three months ended September 30, 2007 and 2006, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended September 30, 2007 consisted primarily of professional fees of approximately $226,000, licensing fees of $150,000, management and employee salaries and benefits of approximately $72,000, and stock option expense (employees) of approximately $393,768. Operating expenses for the three months ended September 30, 2006 consisted primarily of professional fees of approximately $200,000, management and employee salaries and benefits of approximately $270,000, stock option expense (to employees) of approximately $557,005, and travel related expenses of approximately $48,000.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended September 30, 2007 in comparison to the three months ended September 30, 2006 because we have focused primarily on raising additional capital in fiscal 2007 and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, we have reduced the number of salaried employees, and ceased paying salaries to employees.

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

Interest Expense

For the three months ended September 30, 2007 and 2006, the net interest expense was $0 and $741,139, respectively. For the three months ended September 30, 2006, we accrued approximately $999,249 in interest on the outstanding amount of the debentures, and we also recognized $253,554 of income relating to accrued interest which were not paid due to the conversion. The interest expense related to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the aggregate principal amount of $4 million that were issued in 2005 and 2006 and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008 in the principal amount of $1 million that were issued in 2006. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contained a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. These debentures were converted in the third quarter of fiscal 2006.

Net Loss

The net loss for the three months ended September 30, 2007 and September 30, 2006 were $965,984 and $5,148,973, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended September 30, 2007 compared to the same period in 2006. In addition, in the quarter ended September 30, 2006, we had writeoffs of oil and gas properties of approximately $4.9 million.

Our net loss per common share (basic and diluted) attributable to common shareholders for the three months ended September 30, 2007 and September 30, 2006 were $0.01 and $0.01, respectively.

Nine Month Period Ended September 30, 2007

Compared to Nine Month Period Ended September 30, 2006

Revenues

Revenues from services for the nine months ended September 30, 2007 and September 30, 2006 were $0 and $260,000, respectively. The lack of revenue for the nine months ended September 30, 2007 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. The revenue for the nine months ended September 30, 2006 were derived from sales to one customer and related to our mapping and surveying services. This sale made during the nine months ended September 30, 2006 was made to a customer that was identified during calendar year 2005 and the bulk of the services to such client were delivered in 2005.

Cost of Revenues

Our costs of revenues for the nine months ended September 30, 2007 and September 30, 2006 and $0 and $49,000, respectively. As a percentage of net revenues, cost of revenues for the nine months ended September 30, 2006 were approximately 19%. The cost of revenues consists of payments to a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. We do not believe the costs incurred during the nine months ended September 30, 2006 are, on a percentage basis, indicative of the costs of future revenue as we received cost concessions in connection with rendering such services. In connection with our own exploration and/or joint venture projects, our costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses (before the writeoff of oil and gas properties) for the nine months ended September 30, 2007 and September 30, 2006 were $2,787,518 and $5,541,329, respectively. Because revenues were $0 for the nine months ended September 30, 2007, operating expenses as a percentage of revenues cannot be calculated. Operating expenses as a percentage of net revenues for the nine months ended September 30, 2006 were approximately 2,131%.

Operating expenses for the nine months ended September 30, 2007 consisted primarily of professional fees of approximately $763,000, licensing fees of $450,000, management and employee salaries and benefits of approximately $247,000, independent contractor fees of approximately $24,000, and stock option expense (employees) of approximately $393,768. Operating expenses for the nine months ended September 30, 2006 consisted primarily of professional fees of approximately $1,048,000, management and employee salaries of $870,000, stock option expense (to employees) of approximately $1,247,000, and travel related expenses of $325,000

The majority of the professional fees result from legal and accounting fees.

Our operating expenses decreased during the nine months ended September 30, 2007 in comparison to the nine months ended September 30, 2006 because we have focused primarily on raising additional capital in fiscal 2007 and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, during the nine months ended September 30, 2007, we have reduced the number of salaried employees, reduced the compensation rate of many employees, and as of March 2007, ceased payment of salaries to employees.

Interest Expense

For the nine months ended September 30, 2007 and 2006, the net interest expense was $713 and $1,025,885, respectively. For the nine months ended September 30, 2006, we accrued approximately $1,293,673 in interest on the outstanding amount of the debentures, and we also recognized $253,554 of income relating to accrued interest which were not paid due to the conversion. For the nine months ended September 30, 2006, the interest expense related to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007 in the aggregate principal amount of $4 million that were issued in 2005 and 2006 and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008 in the principal amount of $1 million that were issued in 2006. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contained a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. These debentures were converted in the third quarter of fiscal 2006.

Net Loss

The net loss for the nine months ended September 30, 2007 and September 30, 2006 were $2,458,268 and $8,365,992, respectively. The decrease in net loss principally resulted from the lack of revenue in the nine months ended September 30, 2007 in comparison to the same period in 2006, and a decrease in operating expenses during the nine months ended September 30, 2007 compared to the same period in 2006. In addition, in the nine months ended September 30, 2006, we had writeoffs of oil and gas properties of approximately $5.0 million.

Our net loss per common share (basic and diluted) attributable to common shareholders for the nine months ended September 30, 2007 and September 30, 2006 were $0.04 and $0.19, respectively.

Non-operating Revenue

During the nine months ended September 30, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures to private investors, and sales of noncontrolling interests in limited partnerships. As of September 30, 2007, we had cash on hand of $8,847.

Operating Activities

For the nine months ended September 30, 2007, cash flows from operating activities resulted in deficit cash flows of $1,802,503, primarily due to a net loss of $2,458,268, plus non-cash charges of $645,206 and adjustments for a decrease in prepaid expenses of $47,313 and an increase in other assets of $23,950, a decrease in accounts payable of $12,804.

Investing Activities

Cash used in investing activities was $9,459 for the nine months ended September 30, 2007 relating to an increase in oil and gas properties.

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

Financing Activities

For the nine months ended September 30, 2007, cash provided by financing activities was $765,253, comprised of a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $335,290.

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

The annual fees to the Institute represent a significant continuing obligation. In 2007 and future years, we intend to fund such payment obligations from revenues generated by operations or making alternative arrangements for payment. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intend to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute. In July 2007, we entered into an amendment of our licensing agreement with the Institute, pursuant to which the annual license fee for 2007 payable to the Institute has been deferred to 2008, and commencing in 2008, subject to certain financial criteria, the annual license fee is payable a rate of no more than $300,000 per year. We have entered into preliminary discussions with the Institute pertaining to further modifications of the license agreement, including a waiver of fees in connection with fiscal 2007.

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

Employees

As of September 30, 2007, we have six employees. We also utilize the services of consultants in connection with certain projects. Our employment plans are uncertain given our working capital deficit and our inability to plan future development efforts until funding is achieved. Because of our insolvency, as of March 2007, we have ceased paying salaries to employees. Notwithstanding the salary deferrals, certain employees have continued to work for the company.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 4, 2007, Baker Hughes Oilfield Operations Inc. filed a complaint before the Supreme Court of the State of New York, Case No. 603274/07, against a limited partnership, Tierra Nevada Exploration Partners, LP, of which or subsidiary corporation, Terra Resources, Inc. is the general partner, and as the general partner, that subsidiary was also named as a defendant The complaint alleges five causes of action, breach of contract, quantum meruit, account stated, accord and satisfaction, and unjust enrichment, and seeks damages of $178,920 together with pre-judgment interest, and costs and expenses in connection with the lawsuit. The subsidiary and the limited partnership intend to file an answer to the complaint, but there can be no assurance, however, that the defendants will be entirely successful in defense of this action, because the defendants do not contest that the plaintiff in that action rendered services to the limited partnership for which it has not been fully paid. The plaintiff acknowledges receipt of payment of $450,000 for its services, but seeks, an additional $178,920 it claims is owed. While the loss of this lawsuit, in and of itself, would not be expected to have a direct material adverse affect on our results of operations and financial position, there is no representation or assurance that such loss would not have a material negative affect on the Company in the future.

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

On October 1, 2007, we issued to Stuart Sundlun, an individual, 250,000 shares of common stock, as payment for consulting services.

ITEM 5.  OTHER INFORMATION

In 2005, Tierra Nevada Exploration Partners acquired eight oil and gas leases, effective as of November 1, 2005, covering approximately 14,361 acres, on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. In October 2007, Tierra Nevada Exploration Partners elected to forego payment on the annual rental on the eight leases. Tierra Nevada Exploration Partners also holds two additional oil and gas leases, effective as of January 1, 2006, covering approximately 1,240 acres, on Federal lands in the State of Nevada, and may elect to forego payment on those two leases when due. By the terms of the leases, the lack of payment of annual rental terminates the leases.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit Number	Description of Exhibit

10.1	Form of Stock Options dated August 13, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 20, 2007)
10.2	Form of Stock Options dated October 1, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 5, 2007)
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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: November 19, 2007	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: November 19, 2007	By: /s/ Dan Brecher
Dan Brecher
Principal Financial Officer