Form 10KSB
period 2007-12-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2008-04-14
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year ended December 31, 2007: $0.

The aggregate market value of the issuer’s common stock of the issuer held by non-affiliates on December 31, 2007, was $1,565,894.

As of February 29, 2008, the issuer had 57,533,338 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit (approximately $1.2 million) at December 31, 2007. As of December 31, 2007, we had cash of $505,018. These factors raise substantial doubt about our ability to continue as a going concern.

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

Since our inception in May 2005 until December 31, 2007, we generated $3,532,150 in cumulative revenue, incurred cumulative cost of revenues of $2,245,785, and earned a cumulative gross profit of $1,286,365. Against such cumulative gross profit, we have incurred $14,689,189 of cumulative operating costs and wrote-off a cumulative total of $6,884,937 of oil and gas properties. These consisted principally of two unsuccessful drilling projects (Bellows Well in Texas and Sage Well in Nevada). This resulted in a combined loss before provision for noncontrolling interest for fiscal years 2006 and 2007 of $14,348,361and a net loss of $4,868,462. The level of fee for service business has not been sufficient to support our operational expenses. As of December 31, 2007, our drilling projects have not been successful, and we have no proven hydrocarbon reserves. As of December 31, 2007, our principal asset is our investment in a prospect in West Deweyville, Texas.

We have supported our operations since May 2005 through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $0.5 million of preferred stock in fiscal 2007.

Our ability to continue as a going concern is dependent on our ability to obtain new capital.

Organization History

We were originally incorporated on September 15, 1995 in the State of North Carolina with the name CompuPrint, Inc. Prior to 2002, CompuPrint was a remanufacturer and distributor of laser and ink jet printer cartridges. In 2003, CompuPrint sold all of its operations and assets in exchange for forgiveness of debt, after which CompuPrint had no material operations and was searching for new business opportunities.

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

On July 6, 2005, we formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, to engage in oil projects in the State of Nevada. The general partner of Tierra Nevada Exploration Partners is Terra Resources, Inc., a wholly-owned subsidiary of Terra Insight Corporation. Terra Resources is a Delaware corporation formed on April 4, 2005. We utilize Terra Resources for our oil and gas and mining activities, including ownership of related leases and licenses.

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

On January 17, 2006, Terra Resources acquired a 95% equity interest in Namterra Mineral Resources (Proprietary) Limited, an entity organized under the laws of the Republic of Namibia. The entity was formed to engage in the prospecting of precious stones in Namibia.

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

Effective November 13, 2006, we reincorporated under the laws of the State of Delaware as Terra Energy & Resource Technologies, Inc. Pursuant to a Plan and Agreement of Merger, CompuPrint was merged into Terra Energy & Resource Technologies, Inc., a wholly-owned Delaware corporation formed for the purpose of reincorporation. The reincorporation merger was approved by the shareholders at a special meeting held on November 3, 2006. At the special meeting, the shareholders also approved an increase in our authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

On December 5, 2007, we formed Terra Resource Technologies, Inc., a wholly-owned New York corporation. The entity was formed as a shell entity to be utilized for future general corporate purposes, and has not engaged in any material operations to date.

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

Most of the mapping and analytic services are performed with the use of technology and services obtained from The Institute of Geoinformational Analysis of the Earth (the “Institute”), pursuant to an exclusive licensing agreement and a services agreement. The Institute is a Lichtenstein corporation with a principal office located in Moscow, Russia. The Institute is owned and operated by our President and Chairman, Ivan Railyan, which specializes in the development and application of remote sensing and geographic information technologies. Remote sensing and spatial database technologies are tools used by natural resource scientists to better understand, use and manage the Earth’s resources. We have an exclusive, worldwide renewable license for a 32-year term from 2005 for the use of the technology of the Institute. We are required to pay the Institute an annual license fee of $600,000 under the license agreement, which fees were waived for calendar years 2007 and 2008. The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us.

Products and Services

We provide information, consulting services and reports that include geological maps of a defined geographic territory and our analyses and assessment of the likelihood of the existence of a targeted-for natural resource in a specifically requested territory, so that our customers can assess the commercial prospects of exploring, drilling or mining in a specified area.

We provide our services to “customers” for a cash fee, on a per service transaction basis to our customers. Our services are not available to the general public. Going forward, we intend, if financing permits, to farmin to other parties drilling projects based on a review of the farmin package and the results of our satellite-based sub-terrain prospecting (“STeP”) technology. The goal is to improve the value of our technology as a predictive tool and to generate reserves. In addition, we intent to farmout our West Deweyville prospect and seek joint venture and similar relationships with third parties to map certain geographic areas in exchange for royalties, participation or other oil or mineral rights; acquiring licenses for targeted oil and mineral rights, and, acquiring stock, royalties and working interests in exploration projects. We may also seek to invest in, arrange for, or contribute capital to, such exploration projects.

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

Dependence on Major Customers

For the year ended December 31, 2006, we derived 89% of our revenue from one customer. For the year ended December 31, 2007, we did not generate any revenues from our service operations.

License Agreement with the Institute

Our subsidiary, Terra Insight Corporation, has an exclusive, worldwide renewable license for a 32-year term from 2005 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment.

We are required to pay the Institute an annual license fee of $600,000, subject to certain deferrals and credits, under the license agreement until we have achieved certain milestones, upon which the payments increase. In July 2006, the parties entered into an agreement, pursuant to which the annual license fee for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that certain revenue targets are achieved. In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual license fees payable with respect to calendar years 2007 and 2008 have been waived.

Under the license agreement, Terra Insight Corporation has an exclusive option to purchase from the Institute its mapping technology. This option terminates on the first to occur of (i) June 30, 2012 or (ii) the termination of the license agreement.

Services Agreement with the Institute

The Institute has also entered into a services agreement, for a 32-year term from 2005, to render services to us, and to refer all inquiries for commercial contract services to us. The Institute will perform certain contract services for us at the rate of (i) no more than 40% to 60% of its published rates, depending on the nature of the requested services, or (ii) no more than 10% over cost, with minimum annual services fees totaling $500,000, subject to certain deferrals and credits.

In July 2006, the parties entered into an agreement, pursuant to which the annual services fee payable to the Institute for our internal projects for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that certain revenue targets are achieved. In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual services fees payable with respect to calendar years 2007 and 2008 have been waived.

Oil and Gas Leases

Tierra Nevada Exploration Partners held eight oil and gas leases, effective as of November 1, 2005, covering approximately 14,361 acres on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. In the fourth quarter of fiscal 2007, it elected to forego payment on the annual rental fees on the Nevada leases. Under the lease terms, the lack of payment of annual rental results in termination of the leases. We intend to complete the abandonment of the Nevada leases in fiscal 2008 and further write-off our remaining investments in the leases upon confirmation of their termination.

Tierra Nevada Exploration Partners also held two oil and gas leases, effective as of January 1, 2006, covering approximately 1,240 acres on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management. These two leases terminated in 2007.

Prospecting Licenses

In 2006, our Namibia subsidiary, Namterra Mineral Resources (Proprietary) Limited, was awarded by the Republic of Namibia six exclusive licenses, covering approximately 1.45 million acres of off-shore territory, for the prospecting of precious stones. In 2007, Namterra elected to forego payment on the annual license fees on the licensees. We intend to complete the abandonment of the licenses in fiscal 2008 and further write-off our remaining investments in the licenses upon confirmation of their termination.

Service Agreements

On April 11, 2006, we entered into an Exploration Agreement with Çalik Enerji Sanayi ve Ticaret A.S., a corporation formed under the laws of Turkey, to jointly explore eight onshore blocks in the Erzurum area of eastern Turkey, comprising approximately 961,875 acres. We were to provide certain services to identify hydrocarbon exploration targets. We were to receive a 20% working interest in the project, subject to agreement on executing a joint operating agreement, which did not occur. We rendered our report, but we did complete the negotiations of the joint operating agreement and wrote-off accounts receivable of $30,000 and the working interest in fiscal 2006.

In August 2006, we entered into a service agreement with Brazza Mining and Resources SARL, pursuant to which we are to provide geological analysis of potential diamond-bearing sites, in consideration of a payment of $20,000 and a 1% equity participation interest in the project, with an investment right for up to a 5% equity participation interest in the project. We completed the project, issued our report, and recognized $20,000 as revenue in the fourth quarter of fiscal 2006.

In August 2006, we entered into a service agreement with Petrobras International Braspetro BV (“Petrobras”), a subsidiary of Petrleo Brasileiro S.A. – Petrobras, pursuant to which we provided geological analysis of potential hydrocarbon deposits, in consideration of a cash payment of $2.5 million, which was received between September 2006 and December 2006, pursuant to our delivery of analysis reports. We completed the project, issued our report in December 2006, and recognized $2.5 million in revenue in the fourth quarter of fiscal 2006.

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

On August 8, 2006, we entered into a supplemental agreement, entitled Further Modification to Protocol Agreement, dated as of August 4, 2006, the purpose of which was to further provide a framework by which Kiev Investment Group and Enficon were to cure any breaches of its commitments under the earlier agreements. Kiev Investment Group and Enficon materially failed to honor the terms of the agreements.

The drilling of the first well, referred to as the Sage Well, commenced in June 2006. We determined this well was not commercially viable and wrote-off investment of $3,147,000 in the fourth quarter of fiscal 2006.

Bellows Leasehold

On January 26, 2006, TexTerra Exploration Partners entered into a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated as of January 10, 2006. The Farmout Agreement related to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas (the “Bellows Lease”). TexTerra was assigned a 70% working interest in and to the Railroad Commission spacing unit (a defined area around a well hole under Texas law) and a 50% working interest in all other acreage covered by the lease, subject to royalty interests of the original lessees, in consideration of payment of the budgeted amount of $1,417,150 for drilling and related costs in connection with the initial well. The rights of the parties pursuant to the Farmout Agreement were subject to the terms of a joint operating agreement. On March 22, 2006, parties agreed to a modification of the Farmout Agreement, whereby TexTerra waived certain interest in the second well, and TexTerra was not responsible for the drilling costs of the second well.

To fund its obligations, TexTerra entered into an agreement with Enficon Establishment, pursuant to which, Enficon paid 80% of the budgeted amount for the initial well, and was to be responsible for 80% of the expenditures and additional cash calls to cover the direct costs related to the project. In exchange, TexTerra granted Enficon an economic interest of 65% of TexTerra’s net revenue interest in the initial well.

In 2006, the initial well was drilled. We determined this well was not commercially viable and wrote-off investment of approximately $1,930,000 in the fourth quarter of fiscal 2006. In October 2007, TexTerra conveyed its working interest to the Bellows Lease to Botasch Operating, LLC in exchange for Botasch’s assumption of all TexTerra’s obligations related to the Bellows Lease.

Participation Agreement with Whitmar; West Deweyville Prospect

TexTerra Exploration Partners entered into a Participation Agreement, dated as of June 20, 2006, with Whitmar Exploration Company. Pursuant to the Participation Agreement, TexTerra purchased a 2.5% working interest in a well project in Deweyville, Texas. TexTerra purchased this interest with the expectation of learning about the local geological conditions. We determined this well was not commercially viable and wrote-off investment of approximately $182,000 in the fourth quarter of fiscal 2006.

In a separate project, TexTerra has been working with a landman to purchase leases in the area for a prospect that it plans to develop (the “West Deweyville Prospect”).

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

As of December 31, 2007, our exploration activities have been in the States of Texas and Nevada.

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

Employees

As of December 31, 2007, we had four employees, of which one person, our Chief Executive Officer, is a full time employee.

ITEM 2.	DESCRIPTION OF PROPERTY

Office Facilities

We presently lease our executive office facilities in New York, New York, on a month-to-month basis at the rate of $2,000 per month. Previously, we leased the office space from one of our directors on a month-to-month basis pursuant to an oral agreement. The rent was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 2007. The increases in rent have been due to our occupancy of additional space and increases charged by the landlord. As of April 1, 2007, we leased the office facilities from a third party. In April 2007, we returned 2 offices to the sublessor and reduced our rental expense to $2,000 per month.

We also leased additional office facilities at 150 East 57th Street, New York, New York, at $4,600 a month, pursuant to a lease with an unrelated party that commenced on December 5, 2005 and ended on December 31, 2007.

We also subleased office facilities at Leninski Prospect 132, Suite 707, Moscow, Russia, at approximately $14,000 per quarter. The sublease was pursuant to an oral agreement entered on August 15, 2005 with an unrelated party. The office was closed in August 2007.

In February 2006, we leased an apartment in Moscow, Russia from an unrelated party, at a monthly rent of $5,000, to be used by executives of the Company. The lease was terminated in January 2007.

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

The leases, effective as of November 1, 2005, covered approximately 15,439 acres, at an aggregate purchase price of $435,516. In the fourth quarter of fiscal 2007, Tierra Nevada Exploration Partners elected to forego payment on the annual rental fees on those leases in Nevada. Under the lease terms, the lack of payment of annual rental results in termination of the leases.

On December 13, 2005, Tierra Nevada Exploration Partners was the successful bidder in auctions for two separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management. The leases covered approximately 1,240 acres, at an aggregate purchase price of $30,935. The leases were effective as of January 1, 2006 and were terminated in 2007.

As of December 31, 2007, total costs incurred in connection with acquisition of oil and gas properties consisted of approximately $1.1 million in the aggregate: approximately $0.5 million of land lease in Nevada; $0.6 million in connection with Deweyville (consisting of payments to our landman, independent third party oil and gas consultant and payments to independent contractor geologists); approximately $72,000 in connection with the Namibia diamond leases; and $25,000 for other projects and equipment.

ITEM 3.	LEGAL PROCEEDINGS

On October 4, 2007, Baker Hughes Oilfield Operations Inc. filed a complaint before the Supreme Court of the State of New York, Case No. 603274/07, against a limited partnership, Tierra Nevada Exploration Partners, LP (“TNEP”), of which or subsidiary corporation, Terra Resources, Inc. (“TRI”) is the general partner, and as the general partner, that subsidiary, TRI, was also named as a defendant. The complaint alleged five causes of action, breach of contract, quantum meruit, account stated, accord and satisfaction, and unjust enrichment, and sought damages of $178,920 together with pre-judgment interest, and costs and expenses in connection with the lawsuit. TNEP and TRI filed an answer to the complaint. In March 2008, the parties settled the lawsuit, pursuant to a settlement agreement whereby the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TEGR.” Prior to November 16, 2006, the symbol for our common stock was “CPPT.”

The following table sets forth, for the fiscal periods indicated, the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year 2006	High	Low

Quarter ending March 31, 2006	$1.60	$0.24
Quarter ending June 30, 2006	$1.45	$0.12
Quarter ending September 30, 2006	$0.31	$0.16
Quarter ending December 31, 2006	$0.31	$0.16

Fiscal Year 2007	High	Low

Quarter ending March 31, 2007	$0.34	$0.20
Quarter ending June 30, 2007	$0.33	$0.15
Quarter ending September 30, 2007	$0.24	$0.09
Quarter ending December 31, 2007	$0.22	$0.06

Holders

As of December 31, 2007, we had 32 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

INTRODUCTORY NOTE

Operating Entities

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of three Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”), Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) and New Found Oil Partners, LP. Since the third quarter of fiscal 2006, neither TexTerra nor Tierra Nevada or other entities affiliated with the Company have been engaged in active resource projects.

Our Operations and Plans

During the first part of fiscal 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major Brazilian oil and gas exploration company, during the second half of fiscal 2006.

During the later part of fiscal 2006 and in 2007, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a “farmin” strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Because of our negative working capital position, in September 2006, we started to pay partial salaries to our employees, and as of March 2007, ceased paying all salaries to our employees. These unpaid salaries were accrued. In December 2007, two employees agreed to waive salaries in the aggregate amount of $295,529. At December 31, 2007 and 2006, accrued and unpaid salaries totaled $189,569 and $196,347, respectively. Commencing in January 2008, we commenced paying two employees at reduced salaries. Our operations would be adversely impacted if our employees ceased to render services to us as a result of our inability to make payments of salaries.

During the first quarter of fiscal 2006, we had one paying customer whose project had been started during 2005 and which was concluded in 2006. During the third quarter of fiscal 2006, we began work on a $2.5 million service contract. We completed this work and delivered the report in the fourth quarter of fiscal 2006. We had no paying customers during fiscal 2007. During fiscal 2007, we had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit (approximately $1.2 million) at December 31, 2007. As of December 31, 2007, we had cash of $505,018. These factors raise substantial doubt about our ability to continue as a going concern.

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

Since inception, revenues from our fee for service business has not been sufficient to support our operational expenses. In fiscal 2007, we did not generate revenues from our service business, as we sought to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

To date, we have not had a commercially successful exploration project, and we have no proven hydrocarbon reserves. As of December 31, 2007, our principal asset is our investment in the West Deweyville Prospect.

Since inception, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $0.5 million of preferred stock in fiscal 2007.

Discussions Regarding New Capital

Our ability to continue as a going concern is dependent on our ability to obtain new capital. In about September 2006, we commenced discussions with several investment bankers and venture capital funds to obtain bridge and long term debt or equity funding. In December 2007, we were successful in raising $500,000 through the sale of equity, with an additional $500,000 in equity securities to be sold to the same investor in 2008. There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us.

Development Projects

To date, we have drilled one well on the Bellows Lease in Texas and one well on a lease obtained from the Bureau of Land Management in the Railroad and White River Valley in Nevada. While the well on the Bellows Lease originally looked promising, the reservoir quality was not sufficient and we decided the well was not commercially viable. In connection with the Nevada well, we experienced problems with the rig we leased and for safety reasons decided to plug the well before reaching the target depth. Capitalized costs incurred with the Bellows Lease in Texas and the Sage Well in Nevada of approximately $1.9 million and $3.2 million were written off during the third and fourth quarters of fiscal 2006, respectively.

During the third quarter of fiscal 2006, we obtained land leases in West Deweyville, Texas for a drilling project. We also bought a 2.5% interest in a project neighboring the West Deweyville Prospect to obtain data from the drilled well. This information helped us confirm the results of our technology relating to the West Deweyville leases. The project neighboring West Deweyville was not successful and we wrote-off its investment of approximately $180,000 in this project in 2006.

While we have investments in oil and gas projects totaling approximately $1.08 million on our consolidated balance sheet at December 31, 2007, current development efforts have been suspended until we raise sufficient capital.

In 2006, we also wrote-off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571.

As of December 31, 2007, New Found Oil Partners and NamTerra Mineral Resources (Pty) Ltd (“NamTerra”), our Namibia subsidiary, had yet to conduct substantive operations, other than activities related to preliminary analysis of certain parcels of land.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position is our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at December 31, 2007 or 2006.

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

RESULTS OF OPERATIONS

Revenues

Revenues from services for the twelve months ended December 31, 2007 and December 31, 2006 were $0 and $2,800,000, respectively. The lack of revenue in 2007 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. At December 31, 2007, we have been negotiating with several international mineral and oil companies to render services on a cash basis. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

During the second half of fiscal 2006, we obtained a new service contract totaling $2.5 million from a foreign international oil exploration and production company to provide mapping services. We completed the services under the contract prior to December 31, 2006.

During the three months ended September 30, 2006, we entered into an agreement with Brazza Mining to render services in return for a small cash fee and a working interest in the respective projects. Such revenue was earned in the fourth quarter of fiscal 2006.

During the three months ended March 31, 2006, revenues of $260,000 were derived from sales to one customer and related to our mapping and surveying services. This sale made during the three months ended September 30, 2006 was made to a customer that was identified during fiscal year 2005 and the bulk of the services to such client were delivered in 2005.

The costs associated with such revenues in 2006 were $1,924,000. We do not believe such costs are on a percentage basis indicative of the costs of future revenue as we received cost concessions in connection with rendering these services.

In 2008, we anticipate, if we achieve our capital raising goals of focusing on fee for service work, joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing it will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.

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

Cost of Revenues

Costs associated with revenue for the year ended December 31, 2007 and 2006 were $0 and $1,924,000, respectively. Because revenues were $0 for the year ended December 31, 2007, cost of revenues as a percentage of revenues cannot be calculated. As a percentage of net revenues, cost of revenues for the year ended December 31, 2006 were approximately 68.7%. Our cost of revenues consists primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by our Chairman, Ivan Railyan. We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. In connection with our own exploration and/or joint venture projects, our costs are based on a discount to the Institute’s published rates for services and are subject to negotiation. The actual cost of revenue in fiscal year 2006 varied adversely from this percentage because the major project undertaken in 2006 was for a large offshore area, which entails higher study costs than onshore projects that cover smaller areas, and our inability to pass these higher costs on to the customer because of market conditions and our negotiating position.

Operating Expenses

Operating expenses (before the write-off of oil and gas properties) for the year ended December 31, 2007 and December 31, 2006 were approximately $4.86 and $7.3 million, respectively. Because revenues were $0 for the year ended December 31, 2007, operating expenses as a percentage of revenues cannot be calculated. Operating expenses (before the write-off of oil and gas properties) as a percentage of net revenues for the year ended December 31, 2006 were approximately 261%.

Operating expenses for the year ended December 31, 2007 consisted primarily of professional fees of approximately $1,086,926, management and employee salaries and benefits of approximately $519,402, and stock option expense (employees) of approximately $2,067,966.

Operating expenses for the year ended December 31, 2006 consisted primarily of professional fees of approximately $1,563,576, management and employee salaries of $1,129,154, stock option expense (to employees) of approximately $1,654,560, accretion on and interest on convertible debentures of $1,293,244, and $746,446 of net expense booked by us in connection with the conversion of its convertible debentures, Moscow office expense of $317,503, and travel related expenses of $395,922.

The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the year ended December 31, 2007 in comparison to the year ended December 31, 2006 because we have focused primarily on raising additional capital in fiscal 2007 and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, we have reduced the number of salaried employees in 2007, and as of March 2007, ceased paying salaries to employees.

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

Our employee compensation expenses may increase if we are successful in raising new capital. The increase could result from the hiring of geologists and other oil and gas professionals to assist the Company in carrying out the farmin aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Alternatively, if sufficient funding were available, we would contemplate opening a Houston office which would decrease travel and entertainment expenses but would increase office expenses significantly.

Write-off of Oil and Gas Properties

During the years ended 2007 and 2006, we wrote-off an aggregate of $0 and $6,884,937, respectively, of our investment in oil and gas properties. We drilled two wells during fiscal year 2006: a well on the Bellows Lease in Texas, and the Sage Well in Nevada. In 2006, we determined that both of these prospects were not commercially viable and wrote-off investments of approximately $1,927,000 and $3,150,000, respectively. In 2006, we also wrote-off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for its services.

Expense on Conversion of Indebtedness

On September 20, 2006, the holder of our convertible debentures converted $4 million of 6% convertible debentures due December 31, 2007 and $1,000,000 of 7% convertible debentures due December 31, 2008 into an aggregate of 10,000,000 shares of common stock (conversion price of $0.50 per share). Because the conversion was induced by lowering the conversion rate from $1.00, we recognized an expense of $1 million on the issuance of an additional 5 million shares of common stock which had a market price of $0.20 on the date of conversion. This was partially offset by a reduction of interest expense as a result of our recognizing $253,554 of forgiveness of debt on conversion of the convertible debentures.

Interest Expense

For the years ended December 31, 2007 and 2006, the net interest expense was $9,569 and $1,039,119, respectively. Total interest expense for the year ended December 31, 2006 was $1,307,796, consisting of $970,688 relating to interest on the convertible debentures, $322,556 for to accretion on convertible debentures relating to the beneficial conversion feature, and $14,552 relating to other interest. For the year ended December 31, 2006, we reported interest income on conversion of the convertible debentures of $253,554 and interest on bank deposits of $15,123. For the year ended December 31, 2006, the interest expense related to issuance of 6% convertible debentures, convertible into shares of common stock, due December 31, 2007, in the aggregate principal amount of $4 million that were issued in 2005 and 2006 and the issuance of 7% convertible debentures, convertible into shares of common stock, due December 31, 2008, in the principal amount of $1 million that were issued in 2006. Because the conversion price of the debentures was less than the closing trading prices of our common stock on the commitment date, the convertible debentures contained a beneficial conversion feature. We estimated the beneficial conversion feature of the debentures issued in 2005 to be $750,000 and $500,000 for the debentures issued in 2006. These debentures were converted in the third quarter of fiscal 2006.

Net Loss

The net losses for the years ended December 31, 2007 and 2006 were $3,153,098 and $10,914,179, respectively. The decrease in net loss principally resulted from the lack of revenue in the year ended December 31, 2007 in comparison to the same period in 2006, and a decrease in operating expenses during the year ended December 31, 2007 compared to the same period in 2006. In addition, in the year ended December 31, 2006, we had write-offs of oil and gas properties of $6,884,937.

Our net loss per common share (basic and diluted) attributable to common shareholders for the years ended December 31, 2007 and 2006 were $0.06 and $0.24, respectively.

Non-operating Revenue

During the year ended December 31, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage Well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the year ended December 31, 2007, our cash decreased by $550,538 to $505,018. Of the decrease in cash, $1,918,014 was used by operating activities, $9,864 was used in investing activities, and $1,377,340 was provided by financing activities.

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $1,918,014 for the year ended December 31, 2007, as compared with deficit cash flows of $430,165 for the year ended December 31, 2006.

For the year ended December 31, 2007, the $1,918,014 of cash used by operating activities resulted from a net loss of $3,153,098, non-cash charges of $2,441,554, and adjustments for a decrease in prepaid expenses of $47,313, an increase in other assets of $10,374, and a decrease in accounts payable and accrued expenses of $1,243,409. The most significant drivers behind the $1,918,014 decrease in our non-cash working capital were charges for common stock issued for services of $360,800, amortization of consulting fees of $155,307, amortization of deferred compensation (employees) of $2,067,966, charges for salaries converted to equity of $93,381, and warrant issuance expense of $50,130.

Investing Activities

Cash used for investing activities was $9,864 for the year ended December 31, 2007 relating to an increase in oil and gas properties.

Depending on our available funds and other business needs, it is our intention to (i) engage in fee for service activities, (ii) engage in a farmin strategy during fiscal year 2007 in which we make small investments in the exploration projects of others, and (ii) to complete land acquisition relating to the West Deweyville Prospect and to farmout such prospect. There is no assurance we will have the financing to pursue this strategy or if pursued that it will be successful in developing reserves of hydrocarbons.

Financing Activities

For the year ended December 31, 2007, cash provided by financing activities was $1,377,340, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $447,377.

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

Our current business plan for 2008 calls for us to farmin to eight to twelve prospects and farmout the West Deweyville Prospect it has been developing. This business plan calls on our company to raise $4 to $6 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

Pursuant to our licensing agreement and a services agreement with the Institute, an entity owned and operated by Ivan Railyan, our President and Chairman, we are required to pay the Institute minimum annual fees of at least $600,000, which we had satisfied with respect to our fiscal year ending December 31, 2006. In 2006, the fees were paid exclusively from the revenue from fee for service work. In July 2007, we entered into an amendment of our licensing agreement with the Institute, pursuant to which the annual license fee for 2007 payable to the Institute has been deferred to 2008, and commencing in 2008, subject to certain financial criteria, the annual license fee is payable a rate of no more than $300,000 per year. In December 2007, we entered into a further agreement with the Institute, pursuant to which the annual license fees for 2007 and 2008 were waived.

The annual fees to the Institute represent a significant continuing obligation. In 2009 and future years, we intend to fund such payment obligations from revenues generated by operations or making alternative arrangements for payment. If our operating activities do not generate enough revenues to finance the minimum annual fees, we will need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intend to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. As of December 31, 2006, we did not receive certain funding we expected to receive from Enficon Establishment or Kiev Investment Group as a result of the breaches of certain agreements by Kiev Investment Group and Enficon Establishment.

We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. In December 2007, we were successful in raising $500,000 through the sale of equity, with an additional $500,000 in equity securities to be sold to the same investor in 2008. There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us. At December 31, 2007, we had no other commitments for financing. We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding. There is no guarantee that we will be successful in consummating the transaction.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The report of the independent registered public accounting firm on our December 31, 2007 and 2006 financial statements included in our Annual Report for the years ended December 31, 2007 and 2006 states that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

PLAN OF OPERATIONS

Addressing the Going Concern Issues

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. We continue to experience net operating losses. During 2007, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

During the first part of fiscal 2006, we focused principally on obtaining royalty or ownership rights in projects on which we provide professional services with a secondary effort on obtaining cash fee for service business. In mid 2006, we refocused our efforts to obtain more cash fee for service business. This resulted in our company obtaining a $2.5 million dollar service contract from Petrobras International Braspetro BV, a major oil and gas exploration company, during the second half of fiscal 2006.

During 2007, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farmin strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

Employees

As of December 31, 2007, we had four employees. We also utilize the services of consultants in connection with certain projects. Our employment plans are uncertain given our working capital deficit and our inability to plan future development efforts until funding is achieved. In 2007, we ceased paying salaries to employees from March 2007 to December 2007. As of January 2008, we began paying reduced salaries to two employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, noncontrolling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and noncontrolling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a noncontrolling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

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

ITEM 7.	FINANCIAL STATEMENTS

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Terra Energy & Resource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Terra Energy & Resource Technologies, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Energy & Resource Technologies, Inc. at December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 16 to the financial statements, the Company has suffered recurring losses from operations and had a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 16. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs PC

Kempisty & Company

Certified Public Accountants PC

New York, New York

April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Terra Energy & Resource Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Terra Energy & Resource Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ Rosen Seymour Shapss Martin & Company LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

April 17, 2007

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS

CASH	$ 505,018	$ 1,055,556
PREPAID EXPENSES AND OTHER CURRENT ASSETS	–	47,313

TOTAL CURRENT ASSETS	505,018	1,102,869

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 6)	1,077,291	1,067,427
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
(NOTE 7)	163,038	206,972
OTHER ASSETS	10,374	–

TOTAL ASSETS	$ 1,755,721	$ 2,377,268

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 4)	$ 1,265,818	$ 2,566,491
LOANS PAYABLE - RELATED PARTIES (NOTE 11)	447,377	–

TOTAL CURRENT LIABILITIES	1,713,195	2,566,491

SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000
2,500,000 SHARES OUTSTANDING AT DECEMBER 31, 2007 AND
AND NO SHARES AT DECEMBER 31, 2007	250	–
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000
SHARES ISSUED AND OUTSTANDING: 57,533,338 AT
DECEMBER 31, 2007 AND 55,958,338 AT DECEMBER 31, 2006	5,753	5,596
ADDITIONAL PAID IN CAPITAL	17,613,475	13,754,551
STOCK OPTIONS OUTSTANDING (NOTE 5)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 5)	(104,828)	–
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 5)	(393,767)	(24,111)
ACCUMULATED DEFICIT	(18,507,307)	(15,354,209)

TOTAL SHAREHOLDERS’ (DEFICIT)	42,526	(189,223)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 1,755,721	$ 2,377,268

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

REVENUES	$ –	$ 2,800,000

COST OF REVENUES	–	1,924,000

GROSS PROFIT	–	876,000

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 5)	408,807	589,619
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 5)	2,067,966	1,654,560
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC VALUE ON
CONVERSION OF WARRANTS	50,130	–
EXPENSE ON CONVERSION OF CONVERTIBLE DEBENTURES	–	1,000,000
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	6,884,937
OPERATING COSTS AND EXPENSES	2,331,990	4,056,126

TOTAL OPERATING EXPENSES	4,858,893	14,185,242

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE),
PROVISION FOR INCOME TAXES, NONCONTROLLING INTEREST
AND EXTRAORDINARY ITEMS	(4,858,893)	(13,309,242)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(9,583)	(1,307,796)
INTEREST INCOME	14	15,123
INTEREST ON CONVERSION OF DEBENTURES	–	253,554

NET INTEREST EXPENSE	(9,569)	(1,039,119)

LOSS BEFORE PROVISION FOR INCOME TAXES,
NONCONTROLLING INTEREST AND EXTRAORINDARY GAIN	(4,868,462)	(14,348,361)
EXTRAORINDARY GAIN:
FORGIVENESS OF DEBT AND ACCRUED PAYROLL (NOTE 6, 11)	1,385,401	–

LOSS BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST	(3,483,061)	(14,348,361)

NONCONTROLLING INTEREST	329,963	3,434,182
PROVISION FOR INCOME TAXES (NOTE 10)	–	–

NET LOSS	$ (3,153,098)	$(10,914,179)

NET LOSS PER COMMON SHARE - BASIC	$ (0.06)	$ (0.24)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING - BASIC	56,972,722	46,238,886

NET LOSS PER COMMON SHARE - DILUTED	$ (0.06)	$ (0.24)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING - DILUTED	57,006,208	46,238,886

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006

NET LOSS	$ (3,153,098)	$ (10,914,179)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	(329,963)	(3,434,182)
DEPRECIATION	43,934	33,699
AMORTIZATION OF FINANCING COSTS	–	27,755
ACCRETION ON CONVERTIBLE DEBENTURES	–	322,556
INTEREST ON CONVERTIBLE DEBENTURES	–	970,688
COMMON STOCK ISSUED FOR SERVICES	360,738	–
AMORTIZATION OF CONSULTING FEES	155,307	318,564
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	2,067,966	1,404,839
WRITE OFF OF OIL AND GAS PROPERTIES	–	6,884,937
DEBT CONVERSION EXPENSE	–	1,000,000
FORGIVENESS OF DEBT ON CONVERSION	–	(253,554)
STOCK OPTIONS - EMPLOYEES	–	426,498
OFFICERS’ SALARIES CONVERTED TO EQUITY	150,706	–
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
RATE – WARRANTS	50,130	–
WARRANT ISSUANCE	–	199,776
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
RESTRICTED CASH	–	800,000
DEFERRED COSTS	–	49,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	47,313	49,308
OTHER ASSETS	(10,374)	36,955
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(1,300,673)	1,907,175
DEFERRED REVENUES	–	(260,000)

NET CASH (USED IN) OPERATING ACTIVITES	(1,918,014)	(430,165)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	(9,864)	(6,288,365)
PURCHASES OF PROPERTY AND EQUIPMENT	–	(111,021)

NET CASH (USED IN) INVESTING ACTIVITIES	(9,864)	(6,399,386)

NET CASH FROM FINANCING ACTIVITIES:

ISSUANCE OF CONVERTIBLE DEBENTURES	–	2,000,000
PROCEEDS FROM NONCONTROLLING INTEREST IN
LIMITED PARTNERSHIP	329,963	3,434,182
ISSUANCE OF PREFERRED STOCK	500,000	–
ISSUANCE OF COMMON STOCK	100,000	150,000
LOANS FROM RELATED PARTIES	447,377	–

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,377,340	5,584,182

NET CHANGE IN CASH	(550,538)	(1,245,369)

CASH - BEGINNING OF YEAR	1,055,556	2,300,925

CASH – END OF YEAR	$ 505,018	$ 1,055,556

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ –
Income taxes	$ –	$ –

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Accrued officers’ salaries converted to equity	150,706	–

Expense recognized on change of intrinsic value on
conversion of warrants	50,130	–

Expense recognized on induced conversion of
convertible debentures and change in conversion rate	–	1,000,000

Value of stock options and warrants granted to employees for
services provided to the Company	2,067,966	1,654,560

Value of stock options granted to consultant for
services provided to the Company	155,307	589,619

Value of common stock issued to consultant for
services provided to the Company	360,738	388,132

Beneficial conversion feature of convertible debentures	–	500,000

Exercise of stock options by executive in lieu of legal fees	–	52,500

Exercise of stock options in lieu of expenses and deferred salary	–	52,500

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

						Deferred
						Compensation
						(Consultants)
						and		Total
					Additional	Stock		Shareholders’
	Preferred Stock		Common Stock		Paid-in	Options	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Outstanding	Deficit	(Deficit)

BALANCE - DECEMBER 31, 2005	–	$ –	43,008,338	$4,301	$ 6,406,187	$ (272,933)	$ (4,440,030)	$ 1,697,525

Issuance of shares of common stock for cash, net of expenses	–	–	750,000	75	149,925	–	–	150,000
Beneficial conversion feature on the issuance of convertible debt	–	–	10,000,000	1,000	5,694,784	–	–	5,695,784
Value of stock issued to consultant for services	–	–	250,000	25	38,857	–	–	38,882
Value of stock issued to consultant for services	–	–	250,000	25	60,191	–	–	60,216
Value of stock issued to consultant for services	–	–	150,000	15	36,114	–	–	36,129
Value of stock issued to consultant for services	–	–	150,000	15	36,114	–	–	36,129
Value of stock issued to consultant for services	–	–	150,000	15	36,114	–	–	36,129
Value of stock issued to consultant for services	–	–	750,000	75	180,572	–	–	180,647
Value of stock options issued to officer for services	–	–	250,000	25	52,475	(12,056)	–	40,444
Value of stock options issued to officer for services	–	–	250,000	25	52,475	(12,055)	–	40,445
Value of stock options issued to consultant for services	–	–	–	–	–	147,933	–	147,933
Value of stock options issued to consultant for services	–	–	–	–	–	125,000	–	125,000
Stock options outstanding	–	–	–	–	–	1,428,950	–	1,428,950
Cost of stock options issued	–	–	–	–	1,010,743	–	–	1,010,743
Net loss	–	–	–	–	–	–	(10,914,179)	(10,914,179)

BALANCE - DECEMBER 31, 2006	–	–	55,958,338	$5,596	$13,754,551	$1,404,839	$(15,354,209)	$ (189,223)

Value of stock options issued to officers	–	–	–	–	–	24,111	–	24,111
Value of stock issued to consultant for services	–	–	75,000	7	20,993	–	–	21,000
Issuance of shares of common stock for cash	–	–	500,000	50	99,950	–	–	100,000
Issuance of stock warrants	–	–	–	–	50,130	–	–	50,130
Value of stock issued to consultant for services	–	–	–	–	97,463	–	–	97,463
Conversion of accrued expenses to equity	–	–	–	–	150,707	–	–	150,707
Value of stock issued to consultant for services	–	–	750,000	75	232,425	–	–	232,500
Value of stock options issued to officers	–	–	–	–	787,535	(393,767)	–	393,768
Value of stock options issued to consultant for services	–	–	–	–	131,256	(65,628)	–	65,628
Value of stock options issued to employees	–	–	–	–	1,650,086	–	–	1,650,086
Value of stock options issued to consultant for services	–	–	–	–	89,679	–	–	89,679
Value of stock issued to consultant for services	–	–	250,000	25	48,950	(39,200)	–	9,775
Issuance of shares of preferred stock for cash	2,500,000	250	–	–	499,750	–	–	500,000
Net loss	–	–	–	–	–	–	(3,153,098)	(3,153,098)

BALANCE - DECEMBER 31, 2007	2,500,000	$250	57,533,338	$5,753	$17,613,475	$930,355	$(18,507,307)	$ 42,526

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”) as of December 31, 2007 and 2006, and the related statements of operations and cash flows for the years ended December 31, 2007 and 2006 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.

Effective November 13, 2006, CompuPrint, Inc., parent of Terra Insight Corporation, was reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the “Plan”), by merging CompuPrint, Inc. into its wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc. Terra Energy & Resource Technology, Inc. is a corporation, which was formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Corporation, a Delaware corporation formed January 7, 2005, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with The Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by the majority shareholder of the Company, and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. (“TRTI”), a wholly-owned New York corporation. TRTI was inactive through December 31, 2007.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. (See Note 3).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through December 31, 2007.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), a Delaware corporation, is the sole shareholder of the entity. TRO was inactive through December 31, 2007.

On January 17, 2006, the Company acquired through TRI a 95% interest in NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), a Namibia company. In 2006, NamTerra was awarded six licenses by Namibia to explore for diamonds. NamTerra did not commence any exploration activities.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP (“TexTerra”) a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of this new entity with an initial 100% interest. TexTerra commenced drilling its first well and is in the process of completing such well. Enficon Establishment (“Enficon”), a Liechtenstein company, has provided equity funding covering 80% of the costs and is entitled to 80% of the cash distributed, until it receives back its capital contribution. Further, Enficon is entitled to 65% of the profits, as defined, on the initial well. (See Note 6). Enficon’s funding of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated balance sheet. Enficon’s share of the income (loss) of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated statements of operations.

On July 12, 2005, the Company formed New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company’s wholly-owned subsidiary, TRI, is the general partner of this entity with an initial 100% interest.

On July 6, 2005, the Company formed Tierra Nevada Exploration Partners, LP (“Tierra”), a Delaware limited partnership, in furtherance of an exploration agreement with Enficon. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), is the general partner of Tierra with an initial 100% interest. As of September 30, 2006, the Company advanced approximately $2.5 million into the limited partnership in furtherance of the exploration project. On April 6, 2006, Kiev Investment Group (“KIG”), an affiliate of Enficon, also agreed to fund certain Tierra projects. Such funding and other funding provided by KIG would dilute Terra’s interest in Tierra by creating a noncontrolling interest. On April 14, 2006, KIG invested $1 million into Tierra.

On April 4, 2005, the Company formed Terra Resources, Inc. (“TRI”), a Delaware corporation wholly-owned by Terra Insight Corporation.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2007 and 2006, the Company has incurred substantial losses, sustained substantial cash outflows, and has a significant working capital deficiency and accumulated deficit at December 31, 2007. Furthermore, the Company has not paid certain executives and employees for most of fiscal 2007 and several months in fiscal 2006. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately be profitable. The Company does not have the cash necessary to maintain its operations and its efforts are presently devoted to raising capital. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Terra Insight Technologies Corporation, Terra Resource Technologies, Inc., and New Found Oil Partners, LP. Also included are the accounts of Tierra Nevada Exploration Partners, LP and TexTerra Exploration Partners, LP, drilling partnerships in which a significant shareholder has an economic interest and NamTerra Mineral Resources (Proprietary) Limited, a 95% owned subsidiary by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Significant Customers

The Company had no revenue during the year ended December 31, 2007. For the year ended December 31, 2006, approximately ninety percent (90%) of the Company’s revenue was attributable to one customer.

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

Stock Options

Prior to 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 5). Effective for the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the years ended December 31, 2007 and 2006, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 25,000,000 shares of Series A Preferred Stock issued on December 27, 2007. Accordingly, weighted average shares outstanding-diluted in 2007 include 34,427 shares.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations. SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, noncontrolling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and noncontrolling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a noncontrolling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

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

Effective November 13, 2006, the Company reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the “Plan”), by merging into the Company’s wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc., a corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of the Company’s shares at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in the Company’s authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	EQUITY TRANSACTIONS

Sale of Preferred Stock and Warrants

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company’s unregistered Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1 million. The warrants have an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price shall be $.30 per share. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for $500,000 occurred on December 27, 2007. The Securities Purchase Agreement provided that a second closing for the purchase of the remainder of the securities, 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of $500,000 was to occur no later than March 1, 2008. The second closing has been postponed to April 2008.

Sale of Common Stock and Warrants

On February 26, 2007, the Company entered into a Securities Purchase Agreement, dated as of February 15, 2007, with an accredited individual investor, pursuant to which the Company sold (i) 500,000 shares of common stock at $0.20 per share, and (ii) warrants to purchase 200,000 shares of common stock for no cost, exercisable until February 25, 2009, for the aggregate purchase price of $100,000. The warrants are exercisable commencing August 26, 2007 at an exercise price the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise. In connection with the Securities Purchase Agreement, the terms of the warrants to purchase 150,000 shares of common stock issued on October 30, 2006 to the investor pursuant to the Securities Purchase Agreement dated as of October 13, 2006, was adjusted: (A) to change the exercise price from $2.00 per share to the greater of (i) $0.20 per share, or (ii) the 30-day volume weighted average of the closing prices of our common stock prior to exercise; and (B) to change the initial exercise date from October 30, 2006 to August 26, 2007. As a result of the repricing of the warrants, the Company charged $50,130 against income for the nine month period ended September 30, 2007.

On October 30, 2006, the Company entered into a Securities Purchase Agreement, dated October 13, 2006, with an accredited individual investor, pursuant to which the Company sold (i) 750,000 shares of common stock, and (ii) warrants to purchase 150,000 shares of common stock, exercisable until October 29, 2008 at $2.00 per share, for the aggregate purchase price of $150,000.

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

Additional Paid in Capital

As of December 31, 2007, certain officers elected to forego salaries and expenses totaling $150,635. For 2007, such expenses, in the amount of $57,325, have been charged to operations and credited additional paid in capital. Accrued expenses in the amount of $93,381 pertaining to 2006 have been forgone by the debtors and contributed to additional paid in capital.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION

On December 29, 2005, the Company’s Board of Directors adopted the “2005 Stock Incentive Plan” (the “Plan”) which was approved by the Company’s stockholders on November 3, 2006. The Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights performance and growth of the Company, and to align employee interests with those of the Company’s shareholders denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and the growth of the Company, and to align employee interests with those of the Company’s shareholders. The Plan is administered by the Board of Directors.

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

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Risk-free rate	4.77%	4.77%	4.57%	4.24%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	2.86	2.86	1.10	1.10
Average life	2 years	2 years	5 years	5 years

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Risk-free rate	4.33%	4.79%	5.04%	4.82%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	2.58	4.77	2.89	2.90
Average life	5 years	5 years	5 years	2 and 5 years

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions at December 31, 2007 and 2006:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2005	7,013,333	$ 0.51

Granted	415,000	$ 0.89
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, March 31, 2006	7,428,333	$ 0.56

Granted	85,000	1.25
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, June 30, 2006	7,513,333	$ 0.54

Granted	1,250,000	0.27
Exercised	–	–
Cancelled/forfeited	(7,500)	(1.07)

Outstanding, September 30, 2006	8,755,833	$ 0.50

Granted	350,000	0.30
Exercised	(500,000)	(0.21)
Cancelled/forfeited	–	–

Outstanding, December 31, 2006	8,605,833	$ 0.51

Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, March 31, 2007	8,605,833	$ 0.51

Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–

Outstanding, June 30, 2007	8,605,833	$ 0.51

Granted	7,000,000	0.16
Exercised	–	–
Cancelled/forfeited	(252,500)	(0.51)

Outstanding, September 30, 2007	15,353,333	$ 0.35

Granted	9,700,000	0.22
Exercised	–	–
Cancelled/forfeited	(6,363,333)	(0.49)

Outstanding, December 31, 2007	18,690,000	$ 0.23

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION (CONTINUED)

	At December 31, 2007

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.16	7,000,000	4.6	$0.16	3,500,000	$0.16
$0.21	500,000	3.7	$0.21	500,000	$0.21
$0.22	9,950,000	4.7	$0.22	9,950,000	$0.22
$0.50	365,000	0.8	$0.50	365,000	$0.50
$0.80	500,000	2.5	$0.80	500,000	$0.80
$0.90	375,000	3.2	$0.90	375,000	$0.90

	18,690,000	4.5	$0.23	15,190,000	$0.25

	At December 31, 2006

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.21	500,000	4.7	$0.21	500,000	$0.21
$0.22	250,000	4.8	$0.22	250,000	$0.22
$0.32	3,100,000	3.0	$0.32	–	–
$0.50	2,615,000	3.6	$0.50	2,615,000	$0.50
$0.80	1,163,333	3.4	$0.80	1,163,333	$0.80
$0.90	400,000	4.2	$0.90	400,000	$0.90
$1.00	500,000	3.5	$1.00	500,000	$1.00
$1.07	27,500	4.3	$1.07	21,000	$1.07
$1.38	50,000	4.3	$1.38	37,500	$1.38

	8,605,833	3.5	$0.51	5,486,833	$0.61

Options to Officers and Employees

During the three months ended December 31, 2007, the Company granted stock options to employees to purchase up to an aggregate of 9,200,000 shares of common stock, exercisable for five years at $0.22 per share. The total grant date fair value of the options was $1,650,086.

During the three months ended September 30, 2007, the Company granted stock options to employees to purchase up to an aggregate of 6,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year. The total grant date fair value of the options was $787,535.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCK BASED COMPENSATION (CONTINUED)

During the three months ended December 31, 2006, the Company granted stock warrants to an employee to purchase 250,000 shares of common stock, exercisable for five years at $0.22 per share.

During the three months ended September 30, 2006, the Company granted stock options to employees to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable for five years at $0.21 per share.

During the three months ended June 30, 2006, the Company granted stock options to an employee to purchase up to an aggregate of 50,000 shares of common stock, exercisable for five years at $1.38 per share, subject to vesting over one year in increments of 25% per fiscal quarter.

During the three months ended June 30, 2006, the Company granted stock options to employees to purchase up to an aggregate of 35,000 shares of common stock, exercisable for five years at $1.07 per share, subject to vesting over one year in increments of 25% per fiscal quarter.

During the three months ended March 31, 2006, the Company granted stock options to employees to purchase up to an aggregate of 400,000 shares of common stock, exercisable for five years at $0.90 per share, subject to vesting over one year in increments of 25% per fiscal quarter.

For the years ended December 31, 2007 and 2006, compensation expense related to the amortization of deferred compensation (employees) amounted to $2,067,966 and $1,654,560, respectively. Deferred compensation (employees) on the balance sheet is $393,767 and $24,111 at December 31, 2007 and 2006, respectively.

Consultants

On October 1, 2007, the Company issued to an outside consultant 250,000 shares of common stock, as payment for consulting services. The total grant date fair value of the shares was $48,975, of which $9,775 was charged to operations during the three months ended December 31, 2007.

On October 1, 2007, the Company granted stock options to an outside consultant to purchase 500,000 shares of common stock, exercisable for five years at $0.22 per share. The total grant date fair value of the options was $89,679.

On August 13, 2007, the Company granted stock options to three consultants, each an individual, to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year. The fair market value of services amounted to $131,256, of which $65,628 was charged to operations during the three months ended September 30, 2007.

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

On October 10, 2006, the Company issued 150,000 shares of common stock to each of two individuals in consideration for consulting services in connection with the Company’s oil and gas operations. The fair market value of services amounted to $72,258, which was charged to operations.

On October 10, 2006, the Company issued to each of two individuals, in consideration for consulting services in connection with the Company’s oil and gas operations, warrants to purchase 50,000 shares of common stock (an aggregate of 100,000 warrants), exercisable until October 10, 2008 at $0.50 per share. The fair market value of services amounted to $24,086, which was charged to operations.

On October 8, 2006, the Company entered into an agreement with Basic Investors for business consulting services for a term of three months, in exchange for 250,000 shares of common stock. The fair market value of services amounted to $50,216, which was charged to operations.

On September 21, 2006, the Company issued to Global Scan Technologies, LLC, in consideration for favorable pricing for satellite data acquisition, processing and geophysical interpretation services, 250,000 shares of common stock, and warrants exercisable into 250,000 shares of common stock for a period of one year at $0.50 per share.

On March 7, 2006, the Company issued to an attorney, pursuant to an oral consulting agreement for legal services, stock options to purchase 15,000 shares of the Company’s common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share. The Company recognized $6,750 in legal expenses in connection with such issuance.

On October 16, 2006, the Company entered into an agreement with ALLK, Inc. for business consulting services for a term of three months, pursuant to which the Company issued 50,000 shares of common stock. Pursuant to certain vesting conditions under the terms of the agreement, the Company issued an additional 50,000 shares on November 16, 2006 and an additional 50,000 shares on December 16, 2006. The fair market value of services amounted to $36,129, which was charged to operations.

For the years ended December 31, 2007 and 2006, compensation expense related to the amortization of deferred compensation (consultants) amounted to $408,807 and $589,619, respectively. Deferred compensation (consultants) on the balance sheet is $104,828 and $0 at December 31, 2007 and December 31, 2006, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OIL AND GAS PROPERTIES

TEXTERRA EXPLORATION PARTNERS, LP

Write-Off of the Davidson Well Prospect

On January 26, 2006, TexTerra Exploration Partners, LP entered into a “Farmout Agreement” with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement related to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas (the “Bellows Lease”). TexTerra’s leasehold interest was subject to an approximate 25% royalty interest held by the assignors of the Bellows Lease to Davidson and the Johnson Children’s Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children’s Trust, on the one hand, and TexTerra, on the other hand.

Davidson Energy and Johnson Children’s Trust assigned to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the Railroad Commission spacing unit) and TexTerra was to receive a 50% working interest in all other acreage covered by the Bellows Lease. The purchase price for TexTerra’s working interest was TexTerra’s agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well on the Bellows Lease (the “Davidson Project”). Any additional costs were to be paid 70% by TexTerra and 30% by Davidson Energy. After the initial well, Davidson Energy and Johnson Children’s Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the Bellows Lease. The rights of the parties pursuant to the Farmout Agreement were subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children’s Trust elect not to participate in future wells on the Bellows Lease, they were to receive a 10% working interest after certain costs are recouped by TexTerra.

On March 22, 2006, the Farmout Agreement was modified. In the modification, TexTerra waived its interest in the second well to the lesser of the maximum depth drilled or 8,000 feet and as consideration, Davidson and Johnson Children’s Trust reduced their working interests in the third and fourth wells from 50% to 25% should they choose to participate.

In 2006, the initial well was drilled. During the third quarter of fiscal 2006, the Company determined that the well was not commercially viable and wrote-off capitalized costs associated with such well, totaling $2,204,181 as of December 31, 2006.

Sale of Interest in Davidson Project

In January 2006, to finance its obligations under the Farmout Agreement, TexTerra entered into The Limited Partnership Agreement of TexTerra, dated as of January 22, 2006, between TexTerra, Terra Resources, Inc., the general partner, and Enficon Establishment, a limited partner. Pursuant to the agreement, Enficon was responsible for $1,133,720, which was 80% of the budgeted costs ($1,417,150) in connection with the Davidson Project, and 80% of the expenditures for professional fees, including TexTerra’s oil and gas consultant, legal costs, title review fees, the costs of the Company’s technical studies, and additional cash calls made by Terra Resources to cover the direct costs from third parties directly related to the Davidson Project.

Until the budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra was to pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation. This payout arrangement was modified by a subsequent agreement between Kiev Investment Group and the Company. (See Note 9).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OIL AND GAS PROPERTIES (CONTINUED)

Assignment of Davidson Project

In October 2007, TexTerra conveyed its working interest to the Bellows Lease to Botasch Operating, LLC in exchange for Botasch’s assumption of all TexTerra’s obligations related to the Bellows Lease, resulting in debt forgiveness income of $161,919 because the Company is no longer legally liable to pay the obligation.

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

TIERRA NEVADA EXPLORATION PARTNERS, LP

In September 2005, the Company through its wholly-owned subsidiary, Tierra Nevada Exploration Partners, LP, a wholly-owned subsidiary of the Company, was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing, as defined. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The bids were made without detailed knowledge of the condition of the properties, their suitability for oil and gas operations, the history of prior operations on such properties, if any, or the potential economic significance of the property. The leases became effective on November 1, 2005.

On December 13, 2005, Tierra Nevada Exploration Partners, LP submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada’s bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. These two leases commenced on January 1, 2006 and terminated in 2007.

In July 2006, the Company commenced drilling on its first well. This well is referred to as the Sage Well. During the course of drilling, the Company invested $3,146,794 in drilling costs. In fiscal year 2006, the Company determined that the Sage Well was not commercially viable and wrote-off the entire investment.

In October 2007, TNEP elected to forego payment on the annual rental on the leases that became effective on November 1, 2005. TNEP also elected to forego payment on the annual rental on the leases that became effective as of January 1, 2006. By the terms of the leases, the lack of payment of annual rental results in termination of the leases.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	OIL AND GAS PROPERTIES (CONTINUED)

NAMTERRA

In May 2006, the Company was awarded five leases for properties, and in July 2006, the Company was awarded one additional lease for properties, on which it intended to seek diamond deposits. The Company did not commence such development efforts. The Company wrote-off $72,000 of soft development costs in connection with this project during fiscal year 2006. In 2007, Namterra elected to forego payment on the annual license fees on the licensees.

TERRA

Terra wrote-off miscellaneous capitalized costs of $250,350.88 associated with oil and gas projects during fiscal year 2006.

TOTAL OIL AND GAS INVESTMENT

As of December 31, 2007 and 2006, the Company’s oil and gas investments were $1,077,291 and $1,067,427, respectively, net of write-offs.

7.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at December 31, 2007 and 2006 consisted of the following:

	Estimated Useful Lives – Years	2007 Amount	2006 Amount

Computer Equipment	5	$ 95,715	$108,200
Oil & Gas Equipment	3	12,485	–
Office Equipment	5	17,011	17,012
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,895

		248,857	248,857
Less accumulated depreciation		(85,819)	(41,885)

		$ 163,038	$206,972

Depreciation expense for the years ended December 31, 2007 and December 31, 2006 were $43,934 and $33,699, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	CONVERTIBLE DEBENTURES

Conversion of the Convertible Debentures

On September 20, 2006, all of the 6% and 7% convertible debentures were converted into an aggregate of 10,000,000 shares of common stock of the Company at a conversion price of $0.50 per share. On the date of conversion, the unamortized discount totaling $817,079 was charged to interest expense, and the accrued interest expense totaling $253,554 was recognized as income in the accompanying statement of operations. In addition, the Company recognized $1 million of debt conversion expense in connection with the issuance of 5 million additional shares of common stock as a result of the change in the conversion price of the convertible debentures.

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

The debentures were subject to mandatory conversion in the event that the Company’s common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

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

The debentures were subject to mandatory conversion in the event that the Company’s common stock trades in a public market at a price of $2 per share or more with a mean average weekly volume of 250,000 shares or more in eight consecutive weeks.

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

Protocol Agreement with Kiev Investment Group

On August 8, 2006, the Company entered into a Further Modification to Protocol Agreement with Kiev Investment Group and Enficon Establishment. The Further Modification related to and modified the terms of the Protocol Agreement dated April 5, 2006 and Modification to Protocol Agreement entered June 16, 2006. The purpose of the Further Modification was to resolve certain breaches by Kiev Investment Group and Enficon Establishment of their obligations, without prejudice to the Company’s rights under the Protocol Agreement, as previously modified. Under the Protocol Agreement, as previously modified, Kiev Investment Group undertook the several obligations related to the purchase of the Company’s securities, and to fund exploration projects.

Pursuant to the Further Modification, among other things, Kiev Investment Group agreed to deposit $900,000 in escrow with the Company to fund completion costs of the Sage Well being drilled in Nevada, and to provide the funding for increases in expenditures as to the Sage Well. The deposit was not paid into escrow. A cash call was made, and, on July 19, 2006, Kiev Investment Group and Enficon Establishment paid $350,000 pursuant to the cash call in connection with the Sage Well.

The Company agreed to the Further Modification provided Kiev Investment Group and Enficon Establishment agreed to fund a $680,000 cash call made on July 31, 2006, and other cash calls, and to provide the funding pursuant to the Protocol Agreement, particularly the non-debt securities purchases from the Company. In the third quarter of fiscal 2006, the $680,000 cash call was paid.

Capital Call

In October 2006, the Company made a $355,000 capital call to Enficon representing their portion of drilling costs associated with the Sage Well. Enficon negotiated this balance and paid $329,963 of this capital call on January 17, 2007.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES

At December 31, 2007, the Company has an aggregate deferred tax asset of approximately $8,449,000, representing the net operating loss carry forwards which expire in 2021 through 2027.

The following summarizes the provision for income taxes for the year ending December 31, 2007:

	At December 31, 2007

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$ (3,483,061)	$ 329,963	$ (3,153,098)
Tax Benefit (Expense)	1,053,905	(110,935)	1,164,840

Total	(2,429,156)	219,028	(1,988,258)
Valuation Allowance	(1,053,905)	110,935	(1,164,840)

Net Provision for Income Tax	( – )	( – )	( – )

Net Loss	$ (3,483,061)	$ 329,963	$ (3,153,098)

At December 31, 2007

Currently payable	$ –
Deferred tax (benefit)	(1,053,905)

Total	(1,053,905)
Valuation allowance	1,053,905

Net provision for income taxes	$ –

At December 31, 2006, the Company has an aggregate deferred tax asset of approximately $7,395,000, representing the net operating loss carry forwards which expire in 2021 through 2026. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

The following summarizes the provision for income taxes for the year ending December 31, 2006:

	At December 31, 2006

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$(14,348,361)	$(3,434,182)	$(10,914,179)
Tax Benefit	5,619,344	1,373,673	4,245,671

Total	(8,429,017)	(2,060,509)	(6,548,508)
Valuation Allowance	(5,619,344)	(1,373,673)	(4,245,671)

Net Provision for Income Tax	( – )	( – )	( – )

Net Loss	$(14,348,361)	$(3,434,182)	$(10,914,179)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	INCOME TAXES (CONTINUED)

At December 31, 2006

Currently payable	$ –
Deferred tax (benefit)	(5,619,344)

Total	(5,619,344)
Valuation allowance	5,619,344

Net provision for income taxes	$ –

11.	RELATED PARTY TRANSACTIONS

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

The Technology License Agreement, pursuant to the July 23, 2007 amendment, provides for the deferral of the annual license fee due for calendar year 2007. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute shall also be entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farmin or farmout agreements with third parties), the Institute shall be entitled to payments equal to 20% of the net revenues received by TIC from such farmin and/or farmout agreements. For non-internal projects, the Institute shall be entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments shall be payable only after the Company generates over $1 million in net revenues from service projects.

For the year ended December 31, 2006, the Company met the minimum payment requirements for the Technology License Agreement. The minimum payment is an annual test and is not applicable to the quarterly periods. In December 2007, the Company and the Institute entered into an agreement, effective December 27, 2007, that modified the terms of the Technology License Agreement, pursuant to which, the deferred annual license fee attributable to the period January 1, 2007 through December 31, 2008 has been waived.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS (CONTINUED)

Services Agreement

The Company entered into a services agreement with the Institute on January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Services Agreement”), for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies. Under the terms of the Services Agreement, the Institute is to perform certain contract services for the Company for a service fee at the rate of (i) no more than 40% to 60% of its published rates depending on the nature of the requested services or (ii) no more than 10% over cost, subject to an annual minimum charge of $500,000. Commencing in 2008, the minimum annual service fee is to increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2007 as the base year.

The Services Agreement, pursuant to the July 23, 2007 amendment, provides for the deferral of any services fee attributable to the Company’s internal projects. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred services fee at a rate of no more than $300,000 per year.

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

For the year ended December 31, 2006, the Company met the minimum payment requirements for the Services Agreement. The minimum payment is an annual test and is not applicable to quarterly periods. In December 2007, the Company and the Institute entered into an agreement, effective December 27, 2007, that modified the terms of the Technology License Agreement, pursuant to which, the deferred minimum annual services fee attributable to the period January 1, 2007 through December 31, 2008 has been waived.

Operating Lease

The Company leased office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, substantially reduced office space was leased from a third party and the rent expense is $2,000 per month. Total rent expense related to the office facility amounted to $42,000 and $56,000 for the years ended December 31, 2007 and 2006, respectively.

Effective February 1, 2006, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, to be used by executives of the Company when visiting Moscow. For the years ended December 31, 2007 and 2006, rent expense on this apartment amounted to $5,000 and $60,000, respectively. The lease was terminated as of January 30, 2007.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	RELATED PARTY TRANSACTIONS (CONTINUED)

Legal Services

The Company paid or accrued legal fees for years ended December 31, 2007 and 2006 of $367,881 and $730,000, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company. In December 2007, the law firm agreed to waive legal fees in the amount of $477,953.

Loans

As of December 31, 2007, two officers and a director loaned the Company an aggregate of $407,409, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

Waiver of Salaries

In October 2007, two executives agreed to waive accrued salaries totaling approximately $295,529.

12.	COMMITMENTS

Employment Agreement

On January 7, 2005, the Company entered into a 3-year employment agreement with an executive. The agreement included automatic compensation increases if the Company achieved certain financing and revenue targets.

In connection with the employment agreement, the Company granted to the executive performance-based stock options to purchase up to 1,033,334 shares of the Company’s common stock, exercisable for five years at a price of $0.32 per share. The stock options were to vest as follows: one-half of the total when EBITDA exceeded $2 million or revenue exceeded $6 million; and one-half of the total when EBITDA exceeded $4 million or revenue exceeded $10 million.

The employment agreement also contained a “change of control” provision, as defined, whereby the executive would be entitled to 290% of the executive’s base compensation in effect at that time. All stock options would automatically vest in the event of a “change of control”. No options vested at December 31, 2006 and 2005.

In October 2007, the executed agreed to cancel the stock options. In December 2007, the executive agreed to waive all salary, including accrued and future salary, due under the employment agreement. The term of services under the employment agreement ended in January 2008.

Operating Leases

The Company does not have a written lease on its main New York City office space.

Minimum annual rental costs under the lease for the office on 57th Street in New York City were $55,200. The lease expired on December 31, 2007.

The Company terminated its Moscow, Russia apartment effective January 30, 2007.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. The Board of Directors is expressly authorized to provide for the issue of all or any shares of the preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and other such designations and preferences. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors. In December 2007, the Board authorized the issuance of up to 25,000,000 shares of Series A Preferred Stock.

On December 27, 2007, the Company entered into an agreement for the sale of 5,000,000 shares of Series A Preferred Stock and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock. (See Note 4).

Each share of Series A Preferred Stock is convertible into one share of common stock. Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock shall automatically convert into shares of common stock. Each share of Series A Preferred Stock is entitled to three votes for each share of common stock issuable upon conversion of the Series A Preferred Stock. For so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remain outstanding, the holders of the outstanding Series A Preferred Stock shall have the exclusive right to elect a majority of the Company’s board of directors.

14.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

	Year Ended December 31, 2007

	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–

GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(4,858,893)	–	(4,858,893)
WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–
OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(9,569)	–	(9,569)

TOTAL COSTS AND EXPENSES	–	(4,868,462)	–	(4,868,462)

FORGIVENESS OF DEBT AND ACCRUED PAYROLL		1,385,401	–	1,385,401
PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(3,483,061)	–	(3,483,061)
NONCONTROLLING INTEREST	–	329,963	–	329,963
PROVISION FOR INCOME TAXES (NOTE 8)	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (3,153,098)	$ –	$ (3,153,098)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	Year Ended December 31, 2006

	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ 2,800,000	$ –	$ –	$ 2,800,000
COST OF SALES	1,924,000	–	–	1,924,000

GROSS PROFIT	876,000	–	–	876,000

OTHER OPERATING COSTS AND EXPENSES	–	(7,300,305)	–	(7,300,305)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(6,884,937)	–	(6,884,937)
OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(1,039,119)	–	(1,039,119)

TOTAL COSTS AND EXPENSES	–	(15,224,361)	–	(15,224,361)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	876,000	(15,224,361)	–	(14,348,361)
NONCONTROLLING INTEREST	–	3,434,182	–	3,434,182
PROVISION FOR INCOME TAXES	–	–	–	–

NET PROFIT (LOSS)	$ 876,000	$ (11,790,179)	$ –	$ (10,914,179)

15.	SUBSEQUENT EVENTS

In March 2008, the parties to a lawsuit, Baker Hughes Oilfield Operations Inc. v. Tierra Nevada Exploration Partners, LP and Terra Resources, Inc., before the Supreme Court of the State of New York, Case No. 603274/07, settled the lawsuit, pursuant to a settlement agreement whereby the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007.

16.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2007 and 2006 financial statements, the Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at December 31, 2007 and December 31, 2006. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)	Former Certifying Accountant

Rosen Seymour Shapss Martin & Company LLP was the independent registered public accounting firm for the Company for the fiscal years ended December 31, 2005 and 2006.

On July 31, 2007, the Company dismissed Rosen Seymour Shapss Martin & Company LLP as the Company’s independent registered public accounting firm, effective as of that date. This action was approved by the Company’s Board of Directors.

The reports of Rosen Seymour Shapss Martin & Company LLP on the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, when issued, contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle, except that the report of Rosen Seymour Shapss Martin & Company LLP for the fiscal year ended December 31, 2006 included a qualification in which Rosen Seymour Shapss Martin & Company LLP noted substantial doubt about the Company’s ability to continue as a going concern.

In connection with the audits of the fiscal years ended December 31, 2006 and 2005 and during the subsequent interim period through the date of dismissal, there were no disagreements between the Company and Rosen Seymour Shapss Martin & Company LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to its satisfaction, would have caused Rosen Seymour Shapss Martin & Company LLP to make reference to the subject matter of the disagreement in connection with its reports.

During the fiscal years ended December 31, 2006 and 2005, and in the subsequent interim periods through the preceding the dismissal of Rosen Seymour Shapss Martin & Company LLP, the Company did not have any reportable events within the meaning of Item 304(a)(1)(iv) of Regulation S-B.

(b)	New Certifying Accountant

On July 31, 2007, the Company engaged Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty & Company”) as the Company’s independent registered public accounting firm. The Board of Directors of the Company approved the selection of Kempisty & Company as the Company’s independent registered public accounting firm. The Company did not previously consult with Kempisty & Company regarding the application of accounting principles to a specific or completed transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2007. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 8B.	OTHER INFORMATION

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd. for the sale of securities consisting of 5,000,000 shares of Series A preferred stock, and warrants to purchase 20,000,000 shares of Series A Preferred Stock. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for the purchase price of $500,000 occurred on December 27, 2007. A final closing for the purchase of the remainder of the securities for an additional payment of $500,000 is presently scheduled for April 2008.

In connection with the transaction, Esterna nominated two individuals, Mikhail Gamzin and Evgeny Roytman, to the Company’s board of directors.

Since 2003, Mr. Gamzin has been the Chief Executive Officer and Managing Partner of the Russian Technologies Venture Fund, a venture capital fund in Russia, backed by the Alfa Group Consortium. Since 2001, Mr. Gamzin has been a member of the Alfa Group Consortium, a privately owned Russian financial industrial conglomerate. Since 2003, Mr. Gamzin has been a member of the Administrative Council of the Russian Private Equity and Venture Capital Association. From 2001 to 2003, Mr. Gamzin was Chief Executive Officer and a director of United Food Company Ltd., Moscow, Russia. From 1996 to 2001, Mr. Gamzin was Chairman of the Board of Intec Group, a sugar and grain business which in 2001 merged with Alfa Group’s sugar business to create United Food Company. Mr. Gamzin graduated from Moscow Commercial Institute in 1989 with a Master of Economics.

Since 2003, Mr. Roytman has been Chief Executive Officer of Kolangon-optim LLC (Moscow, Russia), a company working in the sphere of digital and mobile television formats. Since 2006, Mr. Roytman has been a director of Dominanta LLC (Moscow, Russia). Since 2005, Mr. Roytman has been a director of Dicom LLC (Moscow, Russia). From 2003 to 2007, Mr. Roytman served as a Chief Executive Officer of MediaTrust LLC (Moscow, Russia). From 2000 to 2002, Mr. Roytman served as Chief Executive Officer of NTV - Internet ZAO (Moscow, Russia). Mr. Roytman graduated from Moscow State Technologic University ‘Stankin’ in 1992 with a Master of Science.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTES, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Management

The following table sets forth our directors and executive officers as of December 31, 2007.

Name	Age	Position

Dmitry Vilbaum	39	Chief Executive Officer, President and Director
Ivan Railyan	41	Chairman of the Board and Director of Technology
Dan Brecher	66	Managing Director, Treasurer and Director
Kenneth Oh	36	Secretary

Management Profiles

Dmitry Vilbaum, Chief Executive Officer and President

Dmitry Vilbaum has served as Chief Executive Officer and President, and as a member of the board of directors, since July 10, 2007. Previously, Mr. Vilbaum served as Chief Operating Officer from June 13, 2005 to July 10, 2007. Mr. Vilbaum works on a full-time basis. From June 2005 to March 2006, Mr. Vilbaum was employed by Law Offices of Dan Brecher on a part-time basis. From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank’s information technology department. From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP., as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

Ivan Railyan, Chairman of the Board and Director of Technology

Ivan Railyan has served as our Chairman of the Board since May 19, 2005. Mr. Railyan has served as Director of Technology since September 30, 2006. Previously, Mr. Railyan served as President from May 19, 2005 to September 30, 2006. Mr. Railyan works on a part-time basis. From January 7, 2005 to May 19, 2005, Mr. Railyan served as President and Chairman of the Board of the Company’s predecessor entity, Terra Insight Corporation. In 1997, Mr. Railyan joined the Institute of Geoinformational Analysis of the Earth Establishment, a Liechtenstein company, as the Head of the Representative Office in the Commonwealth of Independent States. From 2003 to the present, Mr. Railyan has served as Chairman of the Board of the Institute. From 1993 to 1997, Mr. Railyan served as the Head of Research and Development team of the Russian Defense Ministry, Joint Chiefs of Staff. Mr. Railyan received a Master of Science degree from the University of Patrisa Lumumby, Moscow in 1991, and an honorary Ph.D. from the Academy of Science, Arts of the CIS Countries, which he received in 2003. Since 2003 to the present, Mr. Railyan has served as the Vice President of the Academy of Arts and Science of the Commonwealth of Independent States. In September 2005, Mr. Railyan was elected as a member of the Russian Academy of Natural Sciences.

Dan Brecher, Managing Director, Treasurer and Director

Dan Brecher has served as Managing Director since June 1, 2005, as Treasurer and a member of the board of directors since May 19, 2005, and as principal financial officer since May 17, 2007. Previously, Mr. Brecher served as Secretary from May 19, 2005 to June 1, 2005, and as Principal Financial Officer from May 19, 2005 through June 22, 2006. From January 7, 2005 to May 19, 2005, Mr. Brecher served as Secretary and a member of the board of directors of the Company’s predecessor entity, Terra Insight Corporation. Mr. Brecher is a practicing attorney. From 1998 through the present, Mr. Brecher has been the principal of Law Offices of Dan Brecher. Mr. Brecher received a Bachelor of Arts degree in economics from City College of New York in 1964, and a Doctor of Jurisprudence from Fordham University in 1969. Law Offices of Dan Brecher serves as our legal counsel.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership. Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person. As of the year ended December 31, 2007, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have not yet implemented a code of ethics applicable to our directors, officers and employees. Our present business operations were only recently commenced, and we have had a small number of employees since inception. We expect to adopt a code of ethics during calendar year 2008.

Board of Directors, Committees and Meetings

Our directors are to be elected annually and to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our Board of Directors does not currently maintain a separately-designated standing audit, nominating, or compensation committee, or other similar committee, of the Board of Directors. Members of our Board of Directors are responsible for matters typically performed by such audit, nominating, compensation or other similar committees. No person serving on our Board of Directors qualifies as a financial expert. In 2007, our Board of Directors consisted of three persons who were officers. As our present business operations were only recently commenced, our Board of Directors has consisted of our principal officers. We are seeking to attract persons with financial expertise and related industry experience to serve on our Board of Directors. During the 2007 fiscal year, the Board of Directors did not hold any formal board meetings. All matters were undertaken by unanimous written consent by the Board of Directors.

ITEM 10.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation we paid to our present and former Chief Executive Officer and our next two most highly compensated executive officers who served during our fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”).

Name and Principal Position (a)	Year	Salary ($)(b)	Bonus ($)	Option Awards ($)(c)(d)(e) (f)(g)(h)	All Other Compensation ($)(i)	Total ($)

Dmitry Vilbaum	2007	5,769	–	523,122	–	528,891
Chief Executive Officer	2006	131,923	50,000	209,375	19,774	411,072
Roman Rozenberg	2007	–	–	–	–	–
Former Chief Executive	2006	238,450	–	275,000	81,337	594,787
Officer and Former President
Ivan Railyan	2007	–	–	514,021	–	514,021
Former President	2006	149,310	–	275,000	64,900	489,210
Dan Brecher	2007	–	–	807,107	–	807,107
Managing Director	2006	133,961	–	275,000	32,400	441,361

(a)	Mr. Rozenberg resigned on July 10, 2007. Mr. Rozenberg waived all fiscal 2007 salary, as well as unpaid salary, due to him.
(b)

For fiscal 2007, refers to salaries actually paid, and does not include accrued salaries, which were waived in 2007, in the amounts of $134,135 for Mr. Vilbaum, and $63,942 for Mr. Railyan. For fiscal 2006, includes unpaid salaries that were accrued in the amounts of $23,077 for Mr. Vilbaum, $7,050 for Mr. Rozenberg, $74,375 for Mr. Railyan, and $28,563 for Mr. Brecher, all of which were subsequently waived by the respective employees in 2007.

(c)

Represents the stock-based compensation recognized in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of option awards are discussed in Note 5 to the consolidated financial statements. Grants of stock options in fiscal 2007

(d)

On August 13, 2007, we granted 5 million stock options to Mr. Vilbaum and 1 million stock options to Mr. Railyan, in each case, exercisable for five years at $0.16 per share, of which 50% vested on the grant date and the other half are to vest on August 13, 2008. The total grant date fair values of the awards to Mr. Vilbaum and Mr. Railyan were $656,279 and $131,256, respectively.

(e)

On October 1, 2007, we granted 1 million stock options to Mr. Vilbaum, 2.5 million stock options to Mr. Railyan and 4.5 million stock options to Mr. Brecher, in each case, exercisable for five years at $0.22 per share. The total grant date fair values of the awards to Mr. Vilbaum, Mr. Railyan and Mr. Brecher were $179,357, $448,393, and $807,107, respectively.

(f)

On April 17, 2006, we granted 50,000 stock options to Mr. Vilbaum, exercisable for five years at $1.38 per share, which vested at the rate of 25% per quarter following the grant date, with 75% vesting in fiscal 2006 and 25% vesting in fiscal 2007. The stock options were subsequently terminated in fiscal 2007.

(g)

On December 29, 2005, we granted 500,000 stock options to each of Mr. Railyan, Mr. Rozenberg, and Mr. Brecher, and 250,000 stock options to Mr. Vilbaum, in each case, exercisable for five years at $0.50 per share, which vested at the rate of 25% per quarter in fiscal 2006. The stock options were subsequently terminated in fiscal 2007.

(h)

On September 25, 2006, we granted 250,000 stock options to each of Mr. Vilbaum, Mr. Railyan, Mr. Rozenberg, and Mr. Brecher, in each case, exercisable for five years at $0.21 per share. The stock options granted on September 25, 2006 to Mr. Rozenberg and Mr. Brecher were exercised in December 2006.

(i)

This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. In 2006, for Mr. Vilbaum, this includes expenses of $16,281 associated with an automobile owned by the executive, which was partially paid for by the company, and the cost of premiums of long term care insurance of $2,568. In 2006, for Mr. Rozenberg, this includes the cost of a company apartment of $55,200. In 2006, for Mr. Railyan, this includes expenses of $60,000 for the purchase of a company automobile used by the executive. In 2006, for Mr. Brecher, this includes expenses of $19,166 associated with a company leased automobile used by the executive, and the cost of premiums of life insurance of $7,580 and of disability insurance of $4,552.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Name Executive Officers as at December 31, 2007. We have not granted stock awards to a Name Executive Officer.

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Dmitry Vilbaum	250,000	–	–	0.21	9/24/2011
Dmitry Vilbaum	5,000,000	–	–	0.16	8/12/2012
Dmitry Vilbaum	1,000,000	–	–	0.22	9/30/2012
Ivan Railyan	250,000	–	–	0.21	9/24/2011
Ivan Railyan	1,000,000	–	–	0.16	8/12/2012
Ivan Railyan	2,500,000	–	–	0.22	9/30/2012
Dan Brecher	4,500,000	–	–	0.22	9/30/2012

2005 Stock Incentive Plan

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. Our Board of Directors adopted the 2005 Stock Incentive Plan on December 29, 2005 and our stockholders approved the 2005 Stock Incentive Plan on November 3, 2006. The purposes of the 2005 Stock Incentive Plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders. The 2005 Stock Incentive Plan is administered by the Board of Directors. The 2005 Stock Incentive Plan prohibits the repricing of awards. The maximum aggregate number of shares of common stock that may be granted under the 2005 Stock Incentive Plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options. The evergreen provision provides that for a period of nine years from the adoption date of the 2005 Stock Incentive Plan, the aggregate number of shares of common stock that is available for issuance under the 2005 Stock Incentive Plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors. Unless terminated earlier by the Board of Directors, the 2005 Stock Incentive Plan will terminate on December 28, 2015. As of December 31, 2007, and December 31, 2006, we had outstanding nonincentive stock options to acquire 625,000 shares and 2,727,500 shares, respectively, under the 2005 Stock Incentive Plan.

Director Compensation

In fiscal years 2007 and 2006, we did not compensate directors for their services on the Board of Directors.

Employment Arrangements with Named Executive Officers

Dmitry Vilbaum. Mr. Vilbaum currently works as an at-will employee with a base annual salary at the rate of $100,000 for calendar year 2008. In December 27, 2007, our three-year employment agreement with Mr. Vilbaum, effective as of June 13, 2005, as may have been amended and supplemented, was terminated. The employment agreement had provided for an initial annual base salary, for services on a part-time basis, of $100,000 for fiscal year 2005. In fiscal year 2006, Mr. Vilbaum was paid at the rate of $125,000 through March 2006, when his salary was increased to the rate of $150,000 per year. Beginning in late 2006, Mr. Vilbaum was paid at the rate of fifty percent of his stated salary until February 2007, when we ceased making all employee salary payments. In 2007, Mr. Vilbaum waived all accrued salary due to him through December 27, 2007. In 2005, under the employment agreement, we granted him five-year stock options to purchase 413,333 shares of our common stock, exercisable for five years at $0.80 per share, and he also held 500,000 stock options granted on June 29, 2005, 250,000 stock options granted on December 29, 2005, and 50,000 stock options granted on April 17, 2006. In October 2007, those stock options were cancelled. At December 31, 2007, Mr. Vilbaum held 250,000 stock options granted on September 25, 2006, 5,000,000 stock options granted on August 13, 2007, and 1,000,000 stock options granted on October 1, 2007. Under the employment agreement, he was also entitled to receive reimbursement for reasonable travel and other business related expenses, four weeks vacation, and medical and dental insurance. We were also providing to Mr. Vilbaum certain life insurance and long-term care insurance coverage.

Dan Brecher. Mr. Brecher currently serves without salary compensation as an employee. In December 27, 2007, our employment agreement with Mr. Brecher, dated as of January 7, 2005, as may have been amended and supplemented, was terminated. Mr. Brecher’s three-year employment agreement had provided for an initial annual base salary for fiscal year 2005 of $60,000. In fiscal year 2006, Mr. Brecher was entitled to salary at the annual rate of $135,000. In fiscal year 2006, Mr. Brecher agreed to accept considerably less compensation then he was entitled to under his employment agreement. In January 2007, Mr. Brecher agreed to waive compensation to which he would have been entitled to under his employment agreement. In 2005, under the employment agreement, we granted him five-year stock options to purchase up to 1,033,333 shares of our common stock, exercisable for five years at $0.32 per share, and subject to future vesting conditions tied to the Company’s financial performance, and he also held 500,000 stock options granted on December 29, 2005. In October 2007, those stock options were cancelled. At December 31, 2007, Mr. Brecher held 4.5 million stock options granted on October 1, 2007. Under the employment agreement, he was also entitled to receive death benefits, an automobile, reimbursement for reasonable travel and other business related expenses, four weeks vacation, medical and dental insurance, and other employee benefits made available to other management employees. The employment agreement also contained certain change of control and tax gross-up provisions.

Ivan Railyan. Mr. Railyan currently serves without salary compensation as an employee. Mr. Railyan’s employment agreement expired in January 2008. Mr. Railyan’s three-year employment agreement, dated as of January 7, 2005, as may have been amended and supplemented, provided for an initial annual base salary for fiscal year 2005 of $180,000. In fiscal year 2006, Mr. Railyan was entitled to salary at the annual rate of $247,500. In fiscal years 2006 and 2007, Mr. Railyan agreed to accept considerably less compensation then he was entitled to under his employment agreement. In fiscal year 2007, Mr. Railyan accrued salary at the annual rate of $90,000. In 2007, Mr. Railyan waived all accrued salary due to him through December 27, 2007. In 2005, under the employment agreement, we granted him five-year stock options to purchase up to 1,033,334 shares of our common stock, exercisable for five years at $0.32 per share, and subject to future vesting conditions tied to the Company’s financial performance, and he also held 500,000 stock options granted on December 29, 2005. In October 2007, those stock options were cancelled. At December 31, 2007, Mr. Railyan held 250,000 stock options granted on September 25, 2006, 1,000,000 stock options granted on August 13, 2007, and 2,500,000 stock options granted on October 1, 2007. Under the employment agreement, he was also entitled to receive death benefits, an automobile, reimbursement for reasonable travel and other business related expenses, four weeks vacation, medical and dental insurance, and other employee benefits made available to other management employees. The employment agreement also contained certain change of control and tax gross-up provisions.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock Ownership

The tables below set forth, as of December 31, 2007, the shares of our common stock beneficially owned by (i) each of our officers and directors, and by all of our officers and directors as a group, and (ii) by each person known to us to be the beneficial owner of more than five percent of our outstanding shares of common stock. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table have the sole voting and dispositive power with respect to common stock beneficially owned. Beneficial ownership of shares of common stock that are acquirable within 60 days of December 31, 2007 pursuant to options, warrants, conversion privileges or other rights are listed separately. For each person named in the table, the calculation of percent of class gives effect to those acquirable shares.

Security Ownership of Directors and Management

Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership	Additional Shares Acquirable Within 60 days		Percent of Class

Ivan Railyan	29,775,483	3,250,000	(b)	54.3%
Dan Brecher	2,001,499	4,500,000	(c)	10.5%
Dmitry Vilbaum	–	3,750,000	(d)	6.1%
Kenneth Oh	–	1,000,000	(e)	1.7%

Officers and directors as a group (4 persons)	31,776,982	12,500,000		63.2%

*	Represents less than 1%.
(a)	The address of each person is c/o Terra Energy & Resource Technologies, Inc., 99 Park Avenue, 16th Floor, New York, New York 10016.
(b)

Refers to stock options to purchase: 250,000 shares of common stock, exercisable until September 24, 2011 at $0.21 per share; 500,000 shares of common stock, exercisable until August 12, 2012 at $0.16 per share; and 2,500,000 shares of common stock, exercisable until September 30, 2012 at $0.22 per share. Excludes stock options, to vest on August 13, 2008, to purchase 500,000 shares of common stock at $0.16 per share.

(c)	Refers to stock options to purchase 4,500,000 shares of common stock, exercisable until September 30, 2012 at $0.22 per share.
(d)

Refers to stock options to purchase: 250,000 shares of common stock, exercisable until September 24, 2011 at $0.21 per share; 2,500,000 shares of common stock, exercisable until August 12, 2012 at $0.16 per share; and 1,000,000 shares of common stock, exercisable until September 30, 2012 at $0.22 per share. Excludes stock options, to vest on August 13, 2008, to purchase 2,500,000 shares of common stock at $0.16 per share.

(e)	Refers to stock options to purchase 1,000,000 shares of common stock, exercisable until September 30, 2012 at $0.22 per share.

Security Ownership of 5% Beneficial Owners

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Additional Shares Acquirable Within 60 days		Percent of Class

Esterna Limited (a)	500,000	12,500,000	(b)	18.6%
Enficon Establishment (c)	9,400,000	–		16.3%

(a)	Its address is Riga Feraiou 8, Libra Chambers, off, 22, Limassol, Cyprus. The beneficial owners, as of December 31, 2007, are Mikhail Gamzin and Evegeny Roytman.
(b)

Includes 2,500,000 shares of common stock which may be acquired upon the conversion of 2,500,000 shares of Series A Preferred Stock. Also includes warrants exercisable until December 27, 2009 to purchase 10,000,000 shares of Series A Preferred Stock, which are convertible into 10,000,000 shares of common stock. Does not include an additional 2,500,000 shares of Series A Preferred Stock and an additional 10,000,000 warrants to purchase 10,000,000 shares of Series A Preferred Stock, which were to be purchased by March 1, 2008.

(c)	Its address is Liechtenstein, Poststrasse 403, FL-9491 Ruggell. The beneficial owner is Alexander Fediaev.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by securities holders	625,000	$0.74	4,375,000
Equity compensation plans not approved by security holders	18,065,000	$0.21	0

Total	18,690,000	$0.23	4,375,000

Plans in the Shareholder Approved Category

Our 2005 Stock Incentive Plan for employees, directors and consultants provides for the issuance of up to 5,000,000 shares of our common stock pursuant to awards granted under the 2005 Stock Incentive Plan. To date, only nonincentive stock options to employees have been granted under the 2005 Stock Incentive Plan. A nonincentive stock option entitles the holder to purchase a share of our common stock for a period of five years from grant at a purchase price no less than the fair market value of the common stock on the day of grant. As of December 31, 2007, nonincentive stock options to purchase 625,000 shares of common stock were outstanding.

Plans Not in the Shareholder Approved Category

On June 30, 2005, we entered into a consulting agreement with Stuart Sundlun, an individual, pursuant to which we issued stock options to purchase 500,000 shares of our common stock. The stock options are exercisable until June 30, 2010 at $0.80 per share.

On March 7, 2006, we issued to Norman Sheresky, a legal consultant, stock options to purchase 15,000 shares of our common stock. The stock options are exercisable until March 6, 2011 at $0.50 per share.

On September 25, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable until September 24, 2011 at $0.21 per share, to each of the following employees: Ivan Railyan, Roman Rozenberg, Dan Brecher and Dmitry Vilbaum. Messrs. Rozenberg and Brecher exercised such options in December 2006.

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

On October 27, 2006, we granted to Eric M. Weiss, who was then our Chief Financial Officer, stock warrants to purchase 250,000 shares of common stock, exercisable until October 26, 2011 at $0.22 per share.

On August 13, 2007, we granted to Dmitry Vilbaum, our Chief Executive Officer and President, stock options to 5,000,000 purchase shares of our common stock, exercisable until August 12, 2012 at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On August 13, 2007, we granted to Ivan Railyan, Director of Technology, stock options to 1,000,000 purchase shares of our common stock, exercisable until August 12, 2012 at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On August 13, 2007, we granted to three consultants, Victor Andreev, Denis Negoda, and Igor Chirkin, stock options to purchase an aggregate of 1,000,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On October 1, 2007, we granted to employees stock options to purchase an aggregate of 9,200,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, as follows: 2,500,000 options to Ivan Railyan, Director of Technology; 1,000,000 options to Dmitry Vilbaum, Chief Executive Officer and President; 4,500,000 options to Dan Brecher, Managing Director; 1,000,000 options to Ken Oh, Secretary; 100,000 options to Kim Reilly; and 100,000 options to Susan Fox.

On October 1, 2007, we granted to Victor Andreev, a consultant, stock options to purchase 500,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share.

Changes of Control

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd. for the sale of securities consisting of 5,000,000 shares of Series A preferred stock, and warrants to purchase 20,000,000 shares of Series A Preferred Stock. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for the purchase price of $500,000 occurred on December 27, 2007. A final closing for the purchase of the remainder of the securities for an additional payment of $500,000 is presently scheduled for April 2008. Each share of Series A Preferred Stock is entitled to three votes for each share of common stock issuable upon conversion of the Series A Preferred Stock. Additionally, for so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remain outstanding, the holders of the outstanding Series A Preferred Stock shall have the exclusive right to elect a majority of the Company’s board of directors. Such directors may only be removed and may be removed from time to time by the holders of the Series A Preferred Stock. In addition to such voting rights, for so long as at least 50% of the aggregate number of originally-issued shares of Series A Preferred Stock remain outstanding, consent of the holders of at least 66 2/3 % of then outstanding shares of the Series A Preferred Stock voting together as a class shall be required for many corporate actions. In connection with the transaction, Esterna nominated two individuals, Mikhail Gamzin and Evgeny Roytman, to the Company’s board of directors.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with the Institute

We have a license agreement and a services agreement with The Institute of Geoinformational Analysis of the Earth Establishment. Mr. Railyan, our President and Chairman, is the owner and operator of the Institute. The Institute is an international professional services firm which specializes in the development and application of remote sensing and geographic information technologies. The purpose of the agreements was to provide us with a license right to the technology, and a right to utilize the Institute’s services. We believe that the terms of the agreements with the Institute were fair, and are on terms at least as equivalent to transactions with an unaffiliated party. The terms of the agreements were negotiated between Mr. Railyan and the other members of our Board of Directors, and factors in determining the terms included, the availability and costs of obtaining other technology and services from third parties, our good faith judgment as to the value of the Institute’s technology and services, the long term nature of the agreements, a discount on services from the Institute’s normal rates, and that we are receiving offsets on our service payments to the Institute against our annual minimum license fees for a period of time until we generate substantial revenues. Periodically, from time to time, the Board of Directors, excluding Mr. Railyan, intends to re-evaluate the terms of the agreements and re-evaluate our contractual arrangements with the Institute, considering the availability and costs of obtaining other technology and services available from third parties.

Under the license agreement, our subsidiary, Terra Insight Corporation, has an exclusive, worldwide renewable license for a 32-year term from 2005 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. We are required to pay the Institute an annual license fee of $600,000, subject to certain deferrals and credits, under the license agreement until we have achieved certain milestones, upon which the payments increase. In July 2006, the parties entered into an agreement, pursuant to which the annual license fee for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that certain revenue targets are achieved. In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual license fees payable with respect to calendar years 2007 and 2008 have been waived.

The Institute has also entered into an agreement, for a 32-year term from 2005, to render services to us, and to refer all inquiries for commercial contract services to us. The Institute will perform certain contract services for us at the rate of (i) no more than 40% to 60% of its published rates, depending on the nature of the requested services, or (ii) no more than 10% over cost, with minimum annual services fees totaling $500,000, subject to certain deferrals and credits. In July 2006, the parties entered into an agreement, pursuant to which the annual services fee payable to the Institute for our internal projects for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that certain revenue targets are achieved. In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual services fees payable with respect to calendar years 2007 and 2008 have been waived.

Transactions with Directors and Officers

Through March 2007, we subleased executive office facilities on a month-to-month basis pursuant to an oral agreement with Dan Brecher, an officer and director of our company. The rent was $8,000 per month through March 31, 2007. The rent represented the actual cost being charged to Mr. Brecher by the third party lessor for the facilities utilized by our company. As of April 1, 2007, we leased from the third party substantially reduced office space.

As of December 31, 2007, two officers, Dan Brecher and Dmitry Vilbaum, and a director, Ivan Railyan, loaned the Company an aggregate of $407,409, and a related party has loaned $39,968 to the Company. The loans are unsecured and non-interest bearing and have no specific repayment terms. In December 2007, Mr. Brecher agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $295,322 through September 30, 2007, and Mr. Railyan agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $105,000 through December 12, 2007, until the earlier of June 1, 2008 or such time that monies become available, out of future monies either raised by the Company and its affiliated entities or monies received as revenue at the rate of 8% of such monies raised or received until fully repaid.

Certain of our officers, Dan Brecher and Kenneth Oh, and other employees of our company work for our attorneys, Law Offices of Dan Brecher, and will continue to do so for the near future as we develop our operations. Mr. Brecher and Mr. Oh are practicing attorneys who devote a majority of their time to Law Offices of Dan Brecher. The law firm, the proprietor of which is an attorney who is a director, officer, and shareholder of our company, provides certain legal services to us. We paid the law firm or accrued legal fees for years ended December 31, 2007 and 2006 of $367,881 and $730,000, respectively. In December 2007, the law firm agreed to waive legal fees in the amount of $477,953.

Esterna Ltd. Transactions

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd. for the sale of securities consisting of 5,000,000 shares of Series A preferred stock, and warrants to purchase 20,000,000 shares of Series A Preferred Stock. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for the purchase price of $500,000 occurred on December 27, 2007. A final closing for the purchase of the remainder of the securities for an additional payment of $500,000 is presently scheduled for April 2008.

Each share of Series A Preferred Stock is entitled to three votes for each share of common stock issuable upon conversion of the Series A Preferred Stock. Additionally, for so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remain outstanding, the holders of the outstanding Series A Preferred Stock shall have the exclusive right to elect a majority of the Company’s board of directors. Such directors may only be removed and may be removed from time to time by the holders of the Series A Preferred Stock. In addition to such voting rights, for so long as at least 50% of the aggregate number of originally-issued shares of Series A Preferred Stock remain outstanding, consent of the holders of at least 66 2/3 % of then outstanding shares of the Series A Preferred Stock voting together as a class shall be required for many corporate actions. In connection with the transaction, the purchaser has nominated two individuals, Mikhail Gamzin and Evgeny Roytman, to the Company’s board of directors.

Esterna Ltd. is a wholly-owned entity of River Universal Trading Limited, a British Virgin Islands company. As of December 31, 2007, of River Universal Trading Limited was owned by Upside Global partners Limited, a British Virgin Islands company, which was owned by Mikhail Gamzin and Evegeny Roytman, each on a 50% basis. In April 2008, River Universal Trading Limited consummated a transaction with Ivan Railyan, whereby Mr. Railyan acquired a 50% interest in River Universal Trading Limited in consideration of his transfer of 28,775,483 shares of the Company’s common stock to River Universal Trading Limited. In connection with the transaction, Mr. Railyan joined Messrs. Gamzin and Roytman on the Boards of Directors of River Universal Trading Limited and Esterna Ltd.

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

3(i)(1)	Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on November 15, 2006)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K, filed on November 15, 2006)
3(i)(3)	Articles of Incorporation of CompuPrint, Inc. of CompuPrint, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(i)(4)	Articles of Amendment of Articles of Incorporation (Incorporated by reference to Exhibit 3.2 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(i)(5)	Certificate of Amendment of CompuPrint, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K filed on May 25, 2005)
3(i)(6)	Certificate of Designation (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2008)

3(ii)(1)	Bylaws of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(ii)(1) of Form 8-K, filed on November 15, 2006)
3(ii)(2)	By-Laws of CompuPrint, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form SB-2, No. 333-90272, filed on June 11, 2002)
3(ii)(3)	Bylaws, as amended December 27, 2007 (Incorporated by reference to Exhibit 3(ii) of Form 8-K filed on January 4, 2008)
10.1	Amended and Restated License Agreement with the Institute (Incorporated by reference to Exhibit 10.11 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.2	Amended and Restated Services Agreement with the Institute (Incorporated by reference to Exhibit 10.12 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.3	Second Amended and Restated Technology License Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 24, 2007)
10.4	Second Amended and Restated Services Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed on July 24, 2007)
10.5	Agreement of waiver of fees with the Institute (Incorporated by reference to Exhibit 10.2) of Form 8-K filed on January 4, 2008)
10.6	Employment Agreement with Ivan Railyan (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 25, 2005)
10.7	Employment Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on May 25, 2005)
10.8	Employment Agreement with Dan Brecher (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on May 25, 2005)
10.9	Addendum to Employment Agreements, dated May 19, 2005 (Incorporated by reference to Exhibit 10.13 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.10	Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 6, 2005)
10.11	Addendum to Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.12	Addendum to Employment Agreement, Dmitry Vilbaum, December 2005 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2006)
10.13	Addendum to Employment Agreement, Ivan Railyan, December 2005 (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on January 4, 2006)
10.14	Addendum to Employment Agreement, Roman Rozenberg, December 2005 (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on January 4, 2006)
10.15	Addendum to Employment Agreement, Dan Brecher, December 2005 (Incorporated by reference to Exhibit 10.9 of Form 8-K filed on January 4, 2006)
10.16	Agreement of waiver of compensation with Railyan (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 4, 2008)
10.17	Agreement of waiver of compensation with Vilbaum (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 4, 2008)
10.18	Agreement of termination of employment agreement with Vilbaum (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on January 4, 2008)
10.19	Agreement of termination of employment agreement with Brecher (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on January 4, 2008)
10.20	Agreement of deferral of loans with Railyan (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on January 4, 2008)
10.21	Agreement of deferral of loans with Brecher (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on January 4, 2008)
10.22	Agreement of waiver of fees (Incorporated by reference to Exhibit 10.9 of Form 8-K filed on January 4, 2008)
10.23	Option Agreement, dated May 20, 2005 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 6, 2005)
10.24	Addendum to Option Agreement, Kenneth Oh, December 2005 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 4, 2006)

10.25	Option Agreement, dated June 29, 2005 (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 6, 2005)
10.26	Addendum to Option Agreement, Dmitry Vilbaum, December 2005 (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 4, 2006)
10.27	2005 Stock Incentive Plan, as Restated (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 15, 2006)
10.28	Form of Grant Award of Nonincentive Options to Employees issued pursuant to 2005 Stock Incentive Plan (Incorporated by reference to Exhibit 10.38 of Form SB-2/A, filed on May 1, 2006)
10.29	Form of Stock Warrant issued to employees on September 25, 2006 and October 27, 2006 (Incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on December 18, 2006)
10.30	Securities Purchase Agreement with Jan Arnett, dated as of October 13, 2006 (Incorporated by reference to Exhibit 10.11 of Form 10-QSB filed on December 18, 2006)
10.31	Securities Purchase Agreement with Jan Arnett, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.21 of Form 10-KSB, filed on April 18, 2007)
10.32	Form of Stock Options dated August 13, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 20, 2007)
10.33	Form of Stock Options dated October 1, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 5, 2007)
10.34	Form of Securities Purchase Agreement, dated as of December 27, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2008)
11	Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part II – Item 7, contained in this Form 10-KSB
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
_____ * Filed herewith.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty & Company”), our current principal independent registered public accounting firm, during the year ended December 31, 2007 was $37,500. Fees for audit services provided by Rosen Seymour Shapss Martin & Company LLP, our former principal independent registered public accounting firm, during the years ended December 31, 2007 and 2006 were $152,961 and $263,184, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements included in the Company’s Form 10-QSBs, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by Kempisty & Company, our current principal independent registered public accounting firm, during the year ended December 31, 2007 was $0. Fees for audit-related services provided by Rosen Seymour Shapss Martin & Company LLP, our former principal independent registered public accounting firm, during the years ended December 31, 2007 and 2006 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by Kempisty & Company, our current principal independent registered public accounting firm, during the year ended December 31, 2007 was $0. Fees for tax services provided by Rosen Seymour Shapss Martin & Company LLP, our former principal independent registered public accounting firm, during the years ended December 31, 2007 and 2006 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services by Kempisty & Company or Rosen Seymour Shapss Martin & Company LLP for the years ended December 31, 2007 and 2006.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our current and former principal independent registered public accounting firms in our fiscal years ended December 31, 2007 and 2006 were pre-approved. We do not have a separate audit committee of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. By: /s/ Dmitry Vilbaum Dmitry Vilbaum, Chief Executive Officer Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         /s/ Dmitry Vilbaum

Dmitry Vilbaum, Chief Executive Officer,

President and Director

Dated: April 14, 2008

By:         /s/ Dan Brecher

Dan Brecher, Principal Financial Officer

and Director

Dated: April 14, 2008

By:         /s/ Ivan Railyan

Ivan Railyan, Chairman of the Board

Dated: April 14, 2008