Form 10-Q
period 2008-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2008-05-19
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(212) 286-9197

(Registrant’s telephone number, including area code)

Not applicable.

(Former name, former address and former fiscal year, if changed since last report)

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 21, 2008, the issuer had 58,283,338 shares of common stock outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets
As of March 31, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	4
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)	5
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4. Controls and Procedures	31

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CASH	$ 263,540	$ 505,018

TOTAL CURRENT ASSETS	263,540	505,018

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	594,876	1,077,291
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
(NOTE 6)	152,382	163,038
OTHER ASSETS	10,374	10,374

TOTAL ASSETS	$ 1,021,172	$ 1,755,721

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,139,743	$ 1,265,818
PROMISSORY NOTE PAYABLE	178,920	–
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	447,377

TOTAL CURRENT LIABILITIES	1,764,928	1,713,195

SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000
SHARES ISSUED AND OUTSTANDING: 2,500,000 AT
MARCH 31, 2008 AND DECEMBER 31, 2007	250	250
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000
SHARES ISSUED AND OUTSTANDING: 58,208,338 AT
MARCH 31, 2008 AND 57,533,338 AT DECEMBER 31, 2007	5,821	5,753
ADDITIONAL PAID IN CAPITAL	17,714,582	17,613,475
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(95,028)	(104,828)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(393,767)	(393,767)
ACCUMULATED DEFICIT	(19,404,564)	(18,507,307)

TOTAL SHAREHOLDERS’ (DEFICIT)	(743,756)	42,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 1,021,172	$ 1,755,721

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended
	March 31,
	2008	2007

REVENUES	$ –	$ –

COST OF REVENUES	–	–

GROSS PROFIT	–	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	–	21,000
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	–	24,111
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC VALUE ON
CONVERSION OF WARRANTS	–	50,130
WRITE-OFFS OF OIL AND GAS PROPERTIES	484,623	–
OPERATING COSTS AND EXPENSES	402,104	969,622
TOTAL OPERATING EXPENSES	886,727	1,064,863

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE),
PROVISION FOR INCOME TAXES, NONCONTROLLING INTEREST
AND EXTRAORDINARY ITEM	(886,727)	(1,064,863)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(10,529)	(727)
INTEREST INCOME	–	11
NET INTEREST EXPENSE	(10,529)	(716)

LOSS BEFORE PROVISION FOR INCOME TAXES AND
NONCONTROLLING INTEREST	(897,256)	(1,065,579)

NONCONTROLLING INTEREST	–	329,963
PROVISION FOR INCOME TAXES	–	–

NET LOSS	$ (897,256)	$ (735,616)

NET LOSS PER COMMON SHARE - BASIC	$(0.02)	$(0.01)

NET LOSS PER COMMON SHARE - DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC	57,570,426	56,195,005

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – DILUTED	57,570,426	56,195,005

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

NET LOSS	$ (897,256)	$ (735,616)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	–	(329,963)
DEPRECIATION	10,656	11,093
COMMON STOCK ISSUED FOR SERVICES	101,250	118,500
AMORTIZATION OF CONSULTING FEES	9,724	–
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	–	24,111
WRITE OFF OF OIL AND GAS PROPERTIES	482,415	–
OFFICERS’ SALARIES CONVERTED TO EQUITY	–	93,381
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
RATE – WARRANTS	–	50,130
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
PREPAID EXPENSES AND OTHER CURRENT ASSETS	–	27,764
OTHER ASSETS	–	(15,950)
INCREASE (DECREASE) IN LIABILITIES:
PROMISSORY NOTE	178,920	–
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(126,075)	(722,606)
DEFERRED REVENUES		–
NET CASH (USED IN) OPERATING ACTIVITES	(240,366)	(1,479,156)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	–	(8,326)
NET CASH (USED IN) INVESTING ACTIVITIES	–	(8,326)

NET CASH FROM FINANCING ACTIVITIES:

PROCEEDS FROM NONCONTROLLING INTEREST IN
LIMITED PARTNERSHIP	–	329,963
ISSUANCE OF COMMON STOCK	–	100,000
LOANS FROM RELATED PARTIES	(1,112)	20,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,112)	449,963

NET CHANGE IN CASH	(241,478)	(1,037,519)

CASH - BEGINNING OF PERIOD	505,018	1,055,556

CASH – END OF PERIOD	$ 263,540	$ 18,037

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ 716
Income taxes	–	–

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Accrued officers’ salaries converted to equity	–	93,381

Expense recognized on change of intrinsic value on
conversion of warrants	–	50,130

Value of stock options granted to consultant for
services provided to the Company	7,641	–

Value of common stock issued to consultant for
services provided to the Company	101,250	118,500

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2007, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on April 14, 2008 with the Commission.

Principal Business Activities

Terra Energy & Resource Technologies, Inc., a Delaware corporation (“Terra”), formerly CompuPrint, Inc., (see below) and Subsidiaries (collectively, the “Company”), through its wholly owned subsidiary, Terra Insight Corporation, a Delaware corporation (“TIC”) formed January 7, 2005, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by the majority shareholder of the Company, and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. (“TRTI”), a wholly-owned New York corporation. TRTI was inactive through December 31, 2007.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company’s reincorporation. (See below).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through March 31, 2008.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), a Delaware corporation, is the sole shareholder of the entity. TRO was inactive through March 31, 2008.

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

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP (“TexTerra”) a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of TexTerra with an initial 100% interest. In 2006, an initial well was drilled in connection with the Bellows Lease. Enficon Establishment (“Enficon”), a Liechtenstein company, provided funding covering 80% of TexTerra’s costs in connection with the initial well and was entitled to 80% of the cash distributed until it received back its capital contribution. Further, Enficon was entitled to 65% of the profits on the initial well. Enficon’s funding of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated balance sheet. Enficon’s share of the income (loss) of TexTerra is shown as “noncontrolling interest” in the accompanying consolidated statements of operations.

On July 12, 2005, the Company formed New Found Oil Partners, LP, a Delaware limited partnership, in contemplation of an exploration project. The Company’s wholly-owned subsidiary, TRI, is the general partner of this entity with an initial 100% interest.

On July 6, 2005, the Company formed Tierra Nevada Exploration Partners, LP (“Tierra Nevada”), a Delaware limited partnership, in furtherance of an exploration agreement with Enficon. TRI is the general partner of Tierra Nevada with an initial 100% interest. As of September 30, 2006, the Company advanced approximately $2.5 million into the limited partnership in furtherance of the exploration project. In 2006, Kiev Investment Group (“KIG”), an affiliate of Enficon, also agreed to fund certain Tierra Nevada projects. Such funding and other funding provided by KIG and Enficon would dilute Terra’s interest in Tierra Nevada by creating a noncontrolling interest.

On April 4, 2005, the Company formed Terra Resources, Inc. (“TRI”), a Delaware corporation wholly-owned by Terra Insight Corporation.

Reincorporation

Effective November 13, 2006, CompuPrint, Inc. was reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the “Plan”), by merging into CompuPrint, Inc. into its wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc., a corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of the Company’s shares at a special meeting of shareholders held on November 3, 2006. At the special meeting, the shareholders also approved an increase in the Company’s authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at March 31, 2008 and at December 31, 2007. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

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

Significant Customers

The Company had no revenue during the three month period ended March 31, 2008 and during the year ended December 31, 2007.

Noncontrolling Interest

The financing received by TexTerra and Tierra Nevada from Enficon and KIG is reflected as “noncontrolling interest” in the accompanying consolidated statements.

Property, Equipment and Depreciation

Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See Note 6).

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

Stock Options

Prior to 2006, as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 4). Effective for the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R).

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three months ended March 31, 2008 and 2007, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007. For the three month period ended March 31, 2008, the effect of the conversion could be anti-diluted.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161"). SFAS 161 gives financial statement users better information about an entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with earlier application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, noncontrolling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and noncontrolling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a noncontrolling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	EQUITY TRANSACTIONS

Sale of Preferred Stock and Warrants

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company’s unregistered Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1 million. Each share of Series A Preferred Stock is convertible, at the option of the holder without the payment of additional consideration, into one share of the Company's common stock. The warrants have an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price shall be $.30 per share. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for $500,000 occurred on December 27, 2007. The Securities Purchase Agreement provided for a second closing for the purchase of the remainder of the securities, 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of $500,000, which occurred in April 2008.

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

Additional Paid in Capital

As of March 31, 2007, certain officers elected to forego salaries and expenses totaling $150,635. For the three months ended March 31, 2007, such expenses, in the amount of $57,325, have been charged to operations and credited additional paid in capital. Accrued expenses in the amount of $93,381 pertaining to 2006 have been forgone by the debtors and contributed to additional paid in capital.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK BASED COMPENSATION

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

	March 31, 2007	March 31, 2008
Risk-free rate	4.77%	4.24%
Dividend yield	0.00%	0.00%
Volatility factor	2.86	1.10
Average life	2 years	5 years

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price

Outstanding at December 31, 2006	8,605,833	$ 0.51
Granted	16,700,000	0.16
Exercised	–	–
Cancelled/forfeited	(6,615,833)	(0.51)
Outstanding at December 31, 2007	18,690,000	$ 0.23
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at March 31, 2008	18,690,000	$ 0.23

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at March 31, 2008 were in the following exercise price ranges:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.16	7,000,000	4.4	$0.16	3,500,000	$0.16
$0.21	500,000	3.5	$0.21	500,000	$0.21
$0.22	9,950,000	4.5	$0.22	9,950,000	$0.22
$0.50	365,000	2.1	$0.50	365,000	$0.50
$0.80	500,000	2.3	$0.80	500,000	$0.80
$0.90	375,000	0.4	$0.90	375,000	$0.90
	18,690,000	4.2	$0.23	15,190,000	$0.25

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

For the three months ended March 31, 2008 and 2007, compensation expense related to the amortization of deferred compensation (employees) amounted to $0 and $24,111, respectively. Deferred compensation (employees) on the balance sheet is $393,767 at March 31, 2008 and at December 31, 2007.

Consultants

On March 27, 2008, the Company entered into a consulting agreement, dated as of March 10, 2008, with an outside consultant pursuant to which the Company issued 675,000 shares of common stock in connection with services for March 2008. The fair market value of services amounted to $101,250, which was charged to operations during the three months ended March 31, 2008. The consulting agreement is for a term of up to twelve months, and the Company is to issue 75,000 shares of common stock per month for the remaining months of the consulting term.

On October 1, 2007, the Company issued to an outside consultant 250,000 shares of common stock, as payment for consulting services. The total grant date fair value of the shares was $48,975, of which $9,775 and $9,800 were charged to operations during the three months ended December 31, 2007 and March 31, 2008, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

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

For the three months ended March 31, 2008 and 2007, compensation expense related to the amortization of deferred compensation (consultants) amounted to $0 and $21,000, respectively. Deferred compensation (consultants) on the balance sheet is $95,028 at March 31, 2008 and $104,828 at December 31, 2007.

5.	OIL AND GAS PROPERTIES

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

On December 13, 2005, Tierra Nevada submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada’s bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. These two leases commenced on January 1, 2006 and terminated in 2007.

In July 2006, the Company commenced drilling on its first well. This well is referred to as the Sage Well. During the course of drilling, the Company invested $3,146,794 in drilling costs. In fiscal year 2006, the Company determined that the Sage Well was not commercially viable and wrote-off the entire investment.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	OIL AND GAS PROPERTIES (CONTINUED)

In April 2007, TNEP received notice of the termination of the leases that became effective as of January 1, 2006 for failure to pay the annual rental on the leases. The notice stated that the terminations were effective as of November 1, 2007. In the three months ended March 31, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company’s oil and gas investments, net of write-offs, were $594,876 as of March 31, 2008 and $1,077,291 as of December 31, 2007.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at March 31, 2008 consisted of the following:

	Estimated Useful Lives – Years	March 31, 2008 Amount	December 31, 2007 Amount

Computer Equipment	5	$ 95,715	$ 95,715
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		248,857	248,857
Less accumulated depreciation		(96,475)	(85,819)
		$ 152,382	$ 163,038

Depreciation expense for the three months ended March 31, 2008 was $10,656.

7.	RELATED PARTY TRANSACTIONS

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

The Technology License Agreement, pursuant to the July 23, 2007 amendment, provided for the deferral of the annual license fee due for calendar year 2007. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute is entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute is also entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farm-in or farm-out agreements with third parties), the Institute is entitled to payments equal to 20% of the net revenues received by TIC from such farm-in and/or farm-out agreements. For non-internal projects, the Institute is entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments shall be payable only after the Company generates over $1 million in net revenues from service projects.

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

The Services Agreement, pursuant to the July 23, 2007 amendment, provided for the deferral of any services fee attributable to the Company’s internal projects. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute is entitled to payment on the deferred services fee at a rate of no more than $300,000 per year.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

Operating Lease

The Company leased office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, substantially reduced office space was leased from a third party and the rent expense is $2,000 per month. Total rent expense related to the office facility for the three months ended March 31, 2008 and 2007 amounted to $6,000 and $24,000, respectively.

Legal Services

The Company paid or accrued legal fees for the three months ended March 31, 2008 and March 31, 2007 of $113,114 and $106,285, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company.

Loans

As of March 31, 2008, two officers and a director loaned the Company an aggregate of $406,297, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

8.	COMMITMENTS

Operating Lease

The Company does not have a written lease on its main New York City office space.

9.	LITIGATION

In March 2008, the Company settled a lawsuit captioned Baker Hughes Oilfield Operations Inc. v. Tierra Nevada Exploration Partners, LP and Terra Resources, Inc., before the Supreme Court of the State of New York, Case No. 603274/07. Pursuant to the terms of settlement, the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007.

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

On December 27, 2007, the Company entered into an agreement for the sale of 5,000,000 shares of Series A Preferred Stock and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock. (See Note 3).

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

11.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

	For the Three Months Ended March 31, 2008
	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(402,104)	–	(402,104)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)	–	(484,623)
OTHER INCOME (EXPENSE):		–		–
NET INTEREST EXPENSE	–	(10,529)	–	(10,529)
TOTAL COSTS AND EXPENSES	–	(897,256)	–	(897,256)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(897,256)	–	(897,256)
NONCONTROLLING INTEREST	–	–	–	–
PROVISION FOR INCOME TAXES	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (897,256)	$ –	$ (897,256)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	For the Three Months Ended March 31, 2007
	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(1,064,863)	–	(1,064,863)
WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–
OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(716)	–	(716)
TOTAL COSTS AND EXPENSES	–	(1,065,579)	–	(1,065,579)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(1,065,579)	–	(1,065,579)
NONCONTROLLING INTEREST	–	329,963	–	329,963
PROVISION FOR INCOME TAXES	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (735,616)	$ –	$ (735,616)

12.	SUBSEQUENT EVENTS

On April 23, 2008, the Company sold the remainder of the securities to be purchased under the Securities Purchase Agreement with Esterna Ltd., dated as of December 27, 2007, consisting of 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of approximately $500,000.

On April 23, 2008, the Company entered into an employment agreement with Dmitry Vilbaum to serve as the Company’s Chief Executive Officer and President. The executive is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. Also, under the employment agreement, the executive is entitled to medical and dental insurance, twelve sick days per year, three weeks vacation, and participation in employee benefit plans that the Company may adopt. In connection with the employment agreement, the Company granted to the executive stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1 million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1 million shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013. The employment term is for a period of up to three years. The Company may earlier terminate the employment of the executive under the employment agreement for the following reasons: (a) death; (b) because of physical injury or illness if the executive is unable to materially perform his duties; (c) upon two months’ prior written notice, if determined by majority vote of the Company’s Board of Directors at a duly constituted meeting; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay him four months of salary as severance.

On April 30, 2008, New Found Oil Partners, LP filed a certificate of cancellation with the State of Delaware.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2007, and the related notes, included in our Annual Report on Form 10-KSB.

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

Our Operations and Plans

During fiscal 2007 and the first quarter of fiscal 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a “farm-in” strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

During fiscal 2007 and the first quarter of fiscal 2008, we had no paying customers for our services. During the first quarter of 2007, we had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties. Our intent, in the event our cash flow permits, is to finish the land acquisition in connection with the West Deweyville Prospect and farm-out the project to obtain financing for the drilling program on the prospect.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

Current Status of Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.5 million) at March 31, 2008. As of March 31, 2008, we had cash of $263,540. These factors raise substantial doubt about our ability to continue as a going concern.

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

Since inception, revenues from our fee for service business have not been sufficient to support our operational expenses. In fiscal 2007 and the first quarter of fiscal 2008, we did not generate revenues from our service business, as we sought to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

To date, we have not had a commercially successful exploration project, and we have no proven hydrocarbon reserves. As of March 31, 2008, our principal asset is our investment in the West Deweyville Prospect.

Since inception through the first quarter of fiscal 2008, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $0.5 million of preferred stock in fiscal 2007. In April 2008, we sold an additional preferred stock for $0.5 million.

Our ability to continue as a going concern is dependent on our ability to obtain new capital and generate revenue from service operations. There can be no assurance that we will be successful in obtaining additional funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us.

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

During the third quarter of fiscal 2006, we obtained land leases in West Deweyville, Texas for a drilling project. We also bought a 2.5% interest in a project neighboring the West Deweyville Prospect to obtain data from the drilled well. This information helped us confirm the results of our technology relating to the West Deweyville leases. The project neighboring West Deweyville was not successful and we wrote-off the investment of approximately $180,000 in this project in 2006.

While we have investments in oil and gas projects totaling approximately $1.08 million on our consolidated balance sheet at December 31, 2007, current development efforts have been suspended until we raise sufficient capital.

In 2006, we also wrote-off soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant portion of these costs arose from previous payments to the Institute for studies.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position are our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at March 31, 2008 or 2007.

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

RESULTS OF OPERATIONS

Revenues

There were no revenues from services for the three months ended March 31, 2008 and 2007. The lack of revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. At March 31, 2008, we have been negotiating with several international mineral and oil companies to render services on a cash basis. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

We anticipate that, during the next twelve months, if we achieve our capital raising goals of focusing on fee for service work, we will be actively engaged in joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing it will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.

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

Cost of Revenues

There were no costs associated with revenue for the three months ended March 31, 2008 and 2007.

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

Operating Expenses

Operating expenses (before the write-off of oil and gas properties) for the three months ended March 31, 2008 and 2007 were $402,104 and $1,064,863, respectively. Because revenues were $0 for those periods, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended March 31, 2008 consisted primarily of professional fees of approximately $285,000, management salaries and benefits of $32,000, independent contractor fees of $40,000, and travel expenses of $12,000. Operating expenses for the three months ended March 31, 2007 consisted primarily of professional fees of approximately $324,000, management salaries and benefits of $103,000, independent contractor fees of $69,000, and stock option expense (employees) of $24,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007 because we have focused primarily on raising additional capital in the first quarter of fiscal 2008 and on the development of projects. This has decreased travel related expenses and professional fees.

The shift to providing services for royalties or ownership rights instead of solely for cash fees may act to increase our operating expenses significantly as a percentage of revenues, as revenues from royalties or ownership rights may take years to be realized.

If we are successful in raising new capital or generating substantial service projects, we would expect our operating expenses to increase as we would have the capital to engage in various oil and gas and mining exploration projects. The increase in operating expenses could result from the hiring of geologists and other oil and gas professionals to assist us in carrying out the farm-in aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Further, if sufficient funding were available, we would contemplate opening a Houston office which would decrease travel related expenses but would increase office expenses significantly. Additionally, subject to financial resources, we would recommence payment of salaries to our employees.

Our employee compensation expenses may increase if we are successful in raising new capital. The increase could result from the hiring of geologists and other oil and gas professionals to assist the Company in carrying out the farm-in aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Alternatively, if sufficient funding were available, we would contemplate opening a Houston office which would decrease travel and entertainment expenses but would increase office expenses significantly.

Write-off of Oil and Gas Properties

During the three months ended March 31, 2008, we wrote-off an aggregate of $484,623 in soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for its services.

Interest Expense

The net interest expense for the three months ended March 31, 2008 and 2007 was $10,529 and $716, respectively.

Net Loss

The net losses for the three months ended March 31, 2008 and 2007 were $402,104 (net of write-offs of oil and gas properties) and $735,616, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended March 31, 2008 compared to the same period in 2007.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.02 and $0.01 for the three months ended March 31, 2008 and 2007, respectively.

Non-operating Revenue

During the three months ended March 31, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the three months ended March 31, 2008, our cash decreased by $241,478 to $263,540. Of the decrease in cash, substantially all was used by operating activities.

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $240,366 for the three months ended March 31, 2008, as compared with deficit cash flows of $1,479,156 for the three months ended March 31, 2007.

For the three months ended March 31, 2008, cash flows from operating activities resulted in deficit cash flows of primarily due to a net loss of $897,256, plus non-cash charges of $604,045, an increase in liabilities of $178,920, and a decrease in accounts payable of $722,606. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $101,250, and $484,623 in write-offs of oil and gas properties.

For the three months ended March 31, 2007, cash flows from operating activities resulted in deficit cash flows of primarily due to a net loss of $735,616, plus non-cash credits of $32,748, a decrease in prepaid expenses of $27,764, an increase in current assets of $15,950, and a decrease in accounts payable of $722,606.

Investing Activities

Cash used for investing activities was $0 for the three months ended March 31, 2008. Cash used in investing activities was $8,326 for the three months ended March 31, 2007 relating to an increase in oil and gas properties.

Depending on our available funds and other business needs, it is our intention to (i) engage in fee for service activities, (ii) engage in a farm-in strategy during the next twelve months in which we make small investments in the exploration projects of others, and (ii) to complete land acquisition relating to the West Deweyville Prospect and to farm-out such prospect. There is no assurance we will have the financing to pursue this strategy or if pursued that it will be successful in developing reserves of hydrocarbons.

Financing Activities

For the three months ended March 31, 2008, cash used by financing activities was $1,112, related to the repayment of loan. For the three months ended March 31, 2007, cash provided by financing activities was $449,963 comprised of a private placement of equity securities and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and a loan from officer of $20,000. In April 2008, we were successful in raising $500,000 through the sale of equity.

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

Our current business plan for 2008 calls for us to farm-in to eight to twelve prospects and farm-out the West Deweyville Prospect we have been developing. This business plan calls on our company to raise $4 to $6 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

Pursuant to our licensing agreement and a services agreement with the Institute, we are required to pay the Institute minimum annual fees of at least $600,000. In December 2007, we entered into an agreement with the Institute, pursuant to which the annual license fees due in connection with calendar year were waived. Commencing in 2009, subject to certain financial criteria, the annual license fee is payable a rate of no more than $300,000 per year.

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

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At March 31, 2008, we had no commitments for financing, other than for the $500,000 in equity securities, which was completed in April 2008. We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding, but there is no guarantee that we will be successful in consummating any transaction.

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

AUDITOR’S OPINION EXPRESSES DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A “GOING CONCERN”

The reports of the independent registered public accounting firm on our December 31, 2007 and 2006 financial statements included in our Annual Reports for the years ended December 31, 2007 and 2006 stated that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Since 2007, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Our goal continues to be to enter into agreements whereby we provide our services, such as providing site locations and depth locations, to natural resource exploration companies in exchange for royalties or ownership rights, and fees, with regard to a specific natural resource exploration property. We may also seek to finance or otherwise participate in the efforts to recover natural resources from such properties. Our intent, in the event our cash flow permits, is to finish the land acquisition in connection with the West Deweyville Prospect and farm-out the project to obtain financing for the drilling program on this prospect.

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

Acquisition of Oil and Gas Properties

We are seeking to raise $4 to $6 million to pursue development efforts during the next twelve months. We plan to use this money to complete development efforts of the West Deweyville Prospect and to engage in several farm-in projects.

Employees

As of March 31, 2008, we had five employees. We also utilize the services of consultants in connection with certain projects. Our employment plans are uncertain given our working capital deficit and our inability to plan future development efforts until funding is achieved. In 2007, we substantially reduced our payroll, ceasing to pay salaries to employees from March 2007 to December 2007 and reducing the number of employees. In January 2008, we began paying salaries to two employees.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161"). SFAS 161 gives financial statement users better information about an entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with earlier application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries and for the deconsolidation of a subsidiary and also amends certain consolidation procedures for consistency with SFAS 141R. Under SFAS 160, noncontrolling interests in consolidated subsidiaries (formerly known as “minority interests”) are reported in the consolidated statement of financial position as a separate component within shareholders’ equity. Net earnings and comprehensive income attributable to the controlling and noncontrolling interests are to be shown separately in the consolidated statements of earnings and comprehensive income. Any changes in ownership interests of a noncontrolling interest where the parent retains a controlling financial interest in the subsidiary are to be reported as equity transactions. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. When adopted, SFAS 160 is to be applied prospectively at the beginning of the year, except that the presentation and disclosure requirements are to be applied retrospectively for all periods presented. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141(R) requires expensing of acquisition-related and restructure-related costs, remeasurement of earn out provisions at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and non-expensing of in-process research and development related intangibles. SFAS 141(R) is effective for the Company’s business combinations for which the acquisition date is on or after July 1, 2009. The Company is currently evaluating the impact of adopting SFAS 141(R).

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended March 31, 2008. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 4, 2008, the parties to a lawsuit, Baker Hughes Oilfield Operations Inc. v. Tierra Nevada Exploration Partners, LP and Terra Resources, Inc., before the Supreme Court of the State of New York, Case No. 603274/07, settled the lawsuit, pursuant to a settlement agreement whereby the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007.

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

On March 27, 2008, we entered into a consulting agreement with Wall Street Edge Investor Relations, dated as of March 10, 2008. The term is for a period of up to twelve months ending February 28, 2009, and after May 31, 2008 is on a month-to-month basis. We paid the consultant $6,000 upon execution of the agreement, and issued 675,000 unregistered shares of our common stock to the consultant as payment for the first month of services. The consulting agreement provides that we are to issue 75,000 unregistered shares of our common stock per month for each month of such services after the first month of the consulting term.

ITEM 5.  OTHER INFORMATION

On April 30, 2008, New Found Oil Partners, LP filed a certificate of cancellation with the State of Delaware.

ITEM 6.  EXHIBITS

The following exhibits are filed with this report:

Exhibit	Description of Exhibit

10.1	Employment Agreement with Dmitry Vilbaum (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 28, 2008)
11*

Statement re: computation of per share earnings is hereby incorporated by reference to “Financial Statements” of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-Q.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
_____ * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: May 19, 2008	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: May 19, 2008	By: /s/ Dan Brecher
Dan Brecher
Principal Financial Officer