Form 10-Q
period 2008-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2008-08-18
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, the issuer had 58,358,338 shares of common stock outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets
As of June 30, 2008 (Unaudited) and December 31, 2007	3
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited)	4
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007 (Unaudited)	5
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 4. Controls and Procedures	34

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6. Exhibits	35

Signatures	36

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CASH	$ 472,014	$ 505,018

TOTAL CURRENT ASSETS	472,014	505,018

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	594,876	1,077,291
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
(NOTE 6)	141,726	163,038
OTHER ASSETS	10,374	10,374

TOTAL ASSETS	$ 1,218,990	$ 1,755,721

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,140,791	$ 1,265,818
PROMISSORY NOTE PAYABLE	178,920	–
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	447,377

TOTAL CURRENT LIABILITIES	1,765,976	1,713,195

SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000
SHARES ISSUED AND OUTSTANDING: 2,500,000 AT
JUNE 30, 2008 AND DECEMBER 31, 2007 (NOTE 10)	500	250
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000
SHARES ISSUED AND OUTSTANDING: 58,358,338 AT
JUNE 30, 2008 AND 57,533,338 AT DECEMBER 31, 2007	5,836	5,753
ADDITIONAL PAID IN CAPITAL	18,735,743	17,613,475
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(167,621)	(104,828)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(694,414)	(393,767)
ACCUMULATED DEFICIT	(19,855,980)	(18,507,307)

TOTAL SHAREHOLDERS’ (DEFICIT)	(546,986)	42,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 1,218,990	$ 1,755,721

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month	Three Month	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

REVENUES	$ –	$ –	$ –	$ –

COST OF REVENUES	–	–	–	–

GROSS PROFIT	–	–	–	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	–	232,500	–	253,500
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	–	–	–	24,111
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC VALUE ON CONVERSION OF WARRANTS	–	–	–	50,130
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	–	484,623	–
OPERATING COSTS AND EXPENSES	451,865	524,171	853,969	1,493,793
TOTAL OPERATING EXPENSES	451,865	756,671	1,338,592	1,821,534

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE), PROVISION FOR INCOME TAXES, NONCONTROLLING INTEREST AND EXTRAORDINARY ITEM	(451,865)	(756,671)	(1,338,592)	(1,821,534)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	–	–	(10,529)	(727)
INTEREST INCOME	449	3	449	14
NET INTEREST INCOME (EXPENSE)	449	3	(10,080)	(713)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(451,416)	(756,668)	(1,348,672)	(1,822,247)

NONCONTROLLING INTEREST IN LOSS PROVISION FOR INCOME TAXES	–	–	–	329,963

NET LOSS	$ (451,416)	$ (756,668)	$(1,348,672)	$(1,492,284)

NET LOSS PER COMMON SHARE – BASIC	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

NET LOSS PER COMMON SHARE – DILUTED	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.03)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC	58,333,613	56,846,525	57,952,019	56,525,741

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – DILUTED	58,333,613	56,846,525	57,952,019	56,525,741

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

NET LOSS	$ (1,348,672)	$ (1,492,284)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	–	(329,963)
DEPRECIATION	21,312	22,206
COMMON STOCK ISSUED FOR SERVICES	101,250	351,000
AMORTIZATION OF CONSULTING FEES	19,842	–
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	138,238	24,111
WRITE OFF OF OIL AND GAS PROPERTIES	484,623	–
OFFICERS’ SALARIES CONVERTED TO EQUITY	–	93,381
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
RATE – WARRANTS	–	50,130
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
PREPAID EXPENSES AND OTHER CURRENT ASSETS	–	47,313
OTHER ASSETS	–	(23,950)
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(125,027)	(449,125)
PROMISSORY NOTE PAYABLE	178,920	–

NET CASH (USED IN) OPERATING ACTIVITES	(529,514)	(1,707,181)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	(2,208)	(9,459)

NET CASH (USED IN) INVESTING ACTIVITIES	–	(9,459)

NET CASH FROM FINANCING ACTIVITIES:

PROCEEDS FROM NONCONTROLLING INTEREST IN
LIMITED PARTNERSHIP	–	329,963
ISSUANCE OF PREFERRED STOCK	500,000	–
ISSUANCE OF COMMON STOCK	–	100,000
LOANS FROM RELATED PARTIES	(1,112)	240,853

NET CASH PROVIDED BY FINANCING ACTIVITIES	498,888	670,816

NET CHANGE IN CASH	(32,834)	(1,045,824)

CASH - BEGINNING OF PERIOD	505,018	1,055,556

CASH – END OF PERIOD	$ 472,184	$ 9,732

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ –
Income taxes	–	–

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Accrued officers’ salaries converted to equity	–	93,381

Value of stock options and warrants granted to employees for
services provided to the Company	138,238	2,067,965

Value of stock options granted to consultant for
services provided to the Company	7,641	155,307

Value of common stock issued to consultant for
services provided to the Company	101,250	360,800

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2007, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on April 14, 2008 with the Commission.

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

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. a wholly-owned New York corporation, now known as Terra Insight Services, Inc. (“TISI”). TISI was inactive through June 30, 2008.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company’s reincorporation. (See below).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through June 30, 2008.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), a Delaware corporation, is the sole shareholder of the entity. TRO was inactive through June 30, 2008.

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

On July 12, 2005, the Company formed New Found Oil Partners, LP (“NFOP”), a Delaware limited partnership, in contemplation of an exploration project. The Company’s wholly-owned subsidiary, TRI, was the general partner of this entity with an initial 100% interest. NFOP was dissolved in April 2008.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at June 30, 2008 and at December 31, 2007. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

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

Significant Customers

The Company had no revenue during the three and six month period ended June 30, 2008 and during the year ended December 31, 2007.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and six months ended June 30, 2008 and 2007, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008. For the three and six month period ended June 30, 2008, the effect of the conversion could be anti-dilutive.

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

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60” (“SFAS 163”). SFAS 163 clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except certain disclosures are effective for periods beginning after June 30, 2008. The Company does not expect that the adoption of this standard will have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about an entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with earlier application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial statements.

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

Sale of Preferred Stock and Warrants

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company’s unregistered Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1,000,000. Each share of Series A Preferred Stock is convertible, at the option of the holder without the payment of additional consideration, into one share of the Company’s common stock. The warrants have an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price shall be $.30 per share. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for $500,000 occurred on December 27, 2007. A second closing for the purchase of the remainder of the securities, 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of $500,000, occurred on April 23, 2008.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	EQUITY TRANSACTIONS (CONTINUED)

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

	March 31, 2007	March 31, 2008	June 30, 2007	June 30, 2008
Risk-free rate	4.77%	4.24%	4.77%	2.42 – 2.98%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility factor	2.86	1.10	2.86	1.56
Average life	2 years	5 years	2 years	2 to 5 years

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2006	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, March 31, 2007	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, June 30, 2007	8,605,833	$ 0.51
Granted	7,000,000	0.16
Exercised	–	–
Cancelled/forfeited	(252,500)	(0.51)
Outstanding, September 30, 2007	15,353,333	$ 0.35
Granted	9,700,000	0.22
Exercised	–	–
Cancelled/forfeited	(6,363,333)	(0.49)
Outstanding, December 31, 2007	18,690,000	$ 0.23
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at March 31, 2008	18,690,000	$ 0.23
Granted	4,000,000	0.15
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at June 30, 2008	22,690,000	$ 0.22

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at June 30, 2008 were in the following exercise price ranges:

	Outstanding			Exercisable

Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

$0.11	1,000,000	1.9	$0.11	–	–
$0.16	7,000,000	4.1	$0.16	3,500,000	$0.16
$0.165	3,000,000	3.8	$0.165	1,000,000	$0.165
$0.21	500,000	3.2	$0.21	500,000	$0.21
$0.22	9,950,000	4.2	$0.22	9,950,000	$0.22
$0.50	365,000	1.9	$0.50	365,000	$0.50
$0.80	500,000	2.0	$0.80	500,000	$0.80
$0.90	375,000	0.1	$0.90	375,000	$0.90
	22,690,000	3.9	$0.22	16,190,000	$0.24

Options to Officers and Employees

During the three months ended June 30, 2008, the Company granted stock options to an employee to purchase up to 3,000,000 shares of common stock, exercisable at $0.22 per share. Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013. The total grant date fair value of the options was $438,835.

During the three months ended December 31, 2007, the Company granted stock options to employees to purchase up to an aggregate of 9,200,000 shares of common stock, exercisable for five years at $0.22 per share. The total grant date fair value of the options was $1,650,086.

During the three months ended September 30, 2007, the Company granted stock options to employees to purchase up to an aggregate of 6,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year from the grant date. The total grant date fair value of the options was $787,535.

For the six months ended June 30, 2008 and 2007, compensation expense related to the amortization of deferred compensation (employees) amounted to $138,238 and $24,111, respectively. Deferred compensation (employees) on the balance sheet is $694,414 and $393,767at June 30, 2008 and December 31, 2007, respectively.

Consultants

In May 2008, the Company granted stock options to an outside consultant to purchase 1,000,000 shares of common stock, exercisable for two years at $0.11 per share. The options are to vest in equal installments of 250,000 stock options on each of the following dates:  August 1, 2008; November 1, 2008; February 1, 2009 and May 1, 2009. The total grant date fair value of the options was $82,393.

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

On August 13, 2007, the Company granted stock options to three consultants, each an individual, to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half become exercisable in one year from the grant date. The fair market value of services amounted to $131,256, of which $65,628 was charged to operations during the three months ended September 30, 2007.

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

For the six months ended June 30, 2008 and 2007, compensation expense related to the amortization of deferred compensation (consultants) amounted to $0. Deferred compensation (consultants) on the balance sheet is $167,621 and $104,828 at June 30, 2008 and December 31, 2007, respectively.

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

In April 2007, Tierra Nevada received notice of the termination of the leases that became effective as of January 1, 2006 for failure to pay the annual rental on the leases. The notice stated that the terminations were effective as of November 1, 2007. In the six months ended June 30, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company’s oil and gas investments, net of write-offs, were $594,876 as of June 30, 2008 and $1,077,291 as of December 31, 2007.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at June 30, 2008 consisted of the following:

	Estimated Useful Lives – Years	June 30, 2008 Amount	December 31, 2007 Amount

Computer Equipment	5	$ 95,715	$ 95,715
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		248,857	248,857
Less accumulated depreciation		(107,131)	(85,819)
		$ 141,726	$ 163,038

Depreciation expense for the three months ended June 30, 2008 was $10,656.

7.	RELATED PARTY TRANSACTIONS

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

The Technology License Agreement, pursuant to the July 23, 2007 amendment, provided for the deferral of the annual license fee due for calendar year 2007. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute is entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute is also entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farm-in or farm-out agreements with third parties), the Institute is entitled to payments equal to 20% of the net revenues received by TIC from such farm-in and/or farm-out agreements. For non-internal projects, the Institute is entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments shall be payable only after the Company generates over $1,000,000 in net revenues from service projects.

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

Operating Lease

The Company leased office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, substantially reduced office space was leased from a third party and the rent expense is $2,000 per month. Total rent expense related to the office facility for the six months ended June 30, 2008 and 2007 amounted to $12,000 and $30,000, respectively.

Legal Services

The Company paid or accrued legal fees for the six months ended June 30, 2008 and 2007 of $232,106 and $191,116, respectively, to a law firm which is owned by a director, officer, and shareholder of the Company.

Loans

As of June 30, 2008, two officers and a director loaned the Company an aggregate of $406,297, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

8.	COMMITMENTS

Employment Agreement

On April 23, 2008, the Company entered into an employment agreement with an executive. The executive is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. The Company granted to the executive stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013. The employment term is for a period of up to three years. If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay him four months of salary as severance.

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

	For the Six Months Ended June 30, 2008
	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(853,969)	–	(853,969)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)	–	(484,623)
OTHER INCOME (EXPENSE):		–		–
NET INTEREST EXPENSE	–	(10,080)	–	(10,080)
TOTAL COSTS AND EXPENSES	–	(1,348,672)	–	(1,348,672)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(1,348,672)	–	(1,348,672)
NONCONTROLLING INTEREST IN LOSS
PROVISION FOR INCOME TAXES	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (1,348,672)	$ –	$ (1,348,672)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	For the Six Months Ended June 30, 2007
	Mapping Services	Oil and Gas Operations	Diamond Operations	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(1,821,534)	–	(1,821,534)
WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–
OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(713)	–	(713)
TOTAL COSTS AND EXPENSES	–	(1,822,247)	–	(1,822,247)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(1,822,247)	–	(1,822,247)
NONCONTROLLING INTEREST IN LOSS
PROVISION FOR INCOME TAXES	–	329,963	–	329,963

NET PROFIT (LOSS)	$ –	$ (1,492,284)	$ –	$ (1,492,284)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

INTRODUCTORY NOTE

Operating Entities

Our operations are primarily conducted through our wholly-owned operating subsidiary, Terra Insight Corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of two Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”) and Tierra Nevada Exploration Partners, LP (“Tierra Nevada”). Since the third quarter of fiscal 2006, neither TexTerra nor Tierra Nevada or other entities affiliated with the Company have been engaged in active resource projects. A third limited partnership entity, New Found Oil Partners, LP, was dissolved in April 2008.

Our Operations and Plans

During the first half of fiscal 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

During fiscal 2007 and the first half of fiscal 2008, we had no paying customers for our services. During the first half of 2007, we had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Status of Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.3 million) at June 30, 2008. As of June 30, 2008, we had cash of $472,014. These factors raise substantial doubt about our ability to continue as a going concern.

Our operations are based on two sources of revenue:

(1)

Revenue from providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources; and

(2)	Revenue from projects that we undertake through joint venture and similar relationships with third parties.

Since inception, revenues from our fee for service business have not been sufficient to support our operational expenses. In fiscal 2007 and the first half of fiscal 2008, we did not generate revenues from our service business, as we sought to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

To date, we have not had a commercially successful exploration project, and we have no proven hydrocarbon reserves. As of June 30, 2008, our principal asset is our investment in the West Deweyville Prospect.

Since inception through the first half of fiscal 2008, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

While we have investments in oil and gas projects totaling approximately $0.6 million on our consolidated balance sheet at June 30, 2008, we suspended development efforts until we raise sufficient capital.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position are our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at June 30, 2008 or 2007.

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

RESULTS OF OPERATIONS

Three Month Period Ended June 30, 2008

Compared to Three Month Period Ended June 30, 2007

Revenues

There were no revenues from services for the three months ended June 30, 2008 and 2007. The lack of revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. At June 30, 2008, we have been negotiating with several international mineral and oil companies to render services on a cash basis. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

There were no costs associated with revenue for the three months ended June 30, 2008 and 2007.

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

Operating Expenses

Operating expenses for the three months ended June 30, 2008 and 2007 were $451,865 and $756,671, respectively. Because revenues were $0 for those periods, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended June 30, 2008 consisted primarily of professional fees of approximately $149,000, management salaries and benefits of $181,000, independent contractor fees of $15,000, and travel expenses of $16,000. Operating expenses for the three months ended June 30, 2007 consisted primarily of professional fees of approximately $383,000, licensing fees of $150,000, management salaries and benefits of approximately $72,000, and independent contractor fees of approximately $24,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended June 30, 2008 in comparison to the three months ended June 30, 2007 because we have focused primarily on raising additional capital in the second quarter of fiscal 2008 and on the development of projects. This has decreased travel related expenses and professional fees.

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

Interest Income

The net interest income for the three months ended June 30, 2008 and 2007 was $449 and $3, respectively.

Net Loss

The net losses for the three months ended June 30, 2008 and 2007 were $451,416 and $756,668, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended June 30, 2008 compared to the same period in 2007.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 for the three months ended June 30, 2008 and 2007.

Six Month Period Ended June 30, 2008

Compared to Six Month Period Ended June 30, 2007

Revenues

There were no revenues from services for the six months ended June 30, 2008 and 2007. The lack of revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

Cost of Revenues

There were no costs associated with revenue for the six months ended June 30, 2008 and 2007.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 and 2007 were $853,969 (before the write-off of oil and gas properties) and $1,821,534, respectively. Because revenues were $0 for those periods, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the six months ended June 30, 2008 consisted primarily of professional fees of approximately $434,000, management salaries and benefits of $213,000, independent contractor fees of $55,000, and travel expenses of $28,000. Operating expenses for the six months ended June 30, 2007 consisted primarily of professional fees of approximately $537,000, licensing fees of $300,000, management salaries and benefits of approximately $175,000, independent contractor fees of approximately $93,000, and stock option expense (employees) of approximately $24,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the six months ended June 30, 2008 in comparison to the six months ended June 30, 2007 because we have focused primarily on raising additional capital in the first half of fiscal 2008 and on the development of projects. This has decreased travel related expenses and professional fees.

Write-off of Oil and Gas Properties

During the six months ended June 30, 2008, we wrote-off an aggregate of $484,623 in soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for its services.

Interest Expense

The net interest expense for the six months ended June 30, 2008 and 2007 was $10,080 and $713, respectively.

Net Loss

The net losses for the six months ended June 30, 2008 and 2007 were $864,049 (net of write-offs of oil and gas properties) and $1,492,284, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the six months ended June 30, 2008 compared to the same period in 2007.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.02 and $0.03 for the six months ended June 30, 2008, respectively.

Non-operating Revenue

During the six months ended March 31, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage Well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the six months ended June 30, 2008, our cash decreased by $33,004 to $472,014. Of the decrease in cash, substantially all was used by operating activities.

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $529,514 for the six months ended June 30, 2008, as compared with deficit cash flows of $1,707,181 for the six months ended June 30, 2007.

For the six months ended June 30, 2008, cash flows from operating activities resulted in deficit cash flows of $529,514 primarily due to a net loss of $1,348,672, plus non-cash charges of $763,057, an increase in liabilities of $178,920, and a decrease in accounts payable of $125,027. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $101,250, charges for stock options issued to an officer of $138,238, and $484,623 in write-offs of oil and gas properties.

For the six months ended June 30, 2007, cash flows from operating activities resulted in deficit cash flows of $1,707,181 primarily due to a net loss of $1,492,284, plus non-cash charges of $210,865 and adjustments for a decrease in prepaid expenses of $47,313 and an increase in other assets of $23,950, a decrease in accounts payable of $449,125, and a decrease in accounts payable of $449,125.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2008 and 2007 was $2,208 and $9,459, respectively, relating to an increase in oil and gas properties.

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

Financing Activities

For the six months ended June 30, 2008, cash provided by financing activities was $498,888, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, and repayment of a loan in the amount of $1,112. For the six months ended June 30, 2007, cash provided by financing activities was $670,816, comprised of a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $240,853.

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

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At June 30, 2008, we had no commitments for financing. We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding, but there is no guarantee that we will be successful in consummating any transaction.

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

PLAN OF OPERATIONS

Addressing the Going Concern Issues

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We are devoting substantially all of our efforts to developing our business and raising capital. We continue to experience net operating losses. During 2007 and the first half of 2008, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

In 2007 and the first half of 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

Employees

As of June 30, 2008, we had five employees, including two paid officers and two unpaid officers. We also utilize the services of consultants in connection with certain projects. In 2007, we substantially reduced our payroll, ceasing to pay salaries to employees from March 2007 to December 2007 and reducing the number of employees. In January 2008, we began paying salaries to two of our officers, and in April 2008, we began paying salary to one non-officer employee.

In July 2008, we hired a person to the position of President and principal financial officer. Our employment plans are uncertain given our working capital deficit and our inability to plan future development efforts until funding is achieved.

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

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”) and FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company’s financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 is an elective standard which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company has not elected the fair value option for any assets or liabilities under SFAS 159.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of SFAS No. 60” (“SFAS 163”). SFAS 163 clarifies accounting standards applicable to financial guarantee insurance contracts and specifies certain disclosures. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, except certain disclosures are effective for periods beginning after June 30, 2008. The Company does not expect that the adoption of this standard will have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about an entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with earlier application encouraged. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2008. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company’s unregistered Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1,000,000. Each share of Series A Preferred Stock is convertible, at the option of the holder without the payment of additional consideration, into one share of the Company’s common stock. The warrants have an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price shall be $.30 per share. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for $500,000 occurred on December 27, 2007. The Securities Purchase Agreement provided for a second closing for the purchase of the remainder of the securities, 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of $500,000, which occurred in April 2008.

On April 23, 2008, the Company entered into an employment agreement with Dmitry Vilbaum to serve as the Company’s Chief Executive Officer and President. In connection with the employment agreement, the Company granted to the executive stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013.

On May 19, 2008, the Company entered into a consulting agreement with Elena Palgova, a legal consultant, pursuant to which, the Company issued the consultant 1,000,000 options to purchase shares of the Company’s common stock, exercisable, subject to vesting, for two years at $0.11 per share. The options are to vest between August 1, 2008 and May 1, 2009.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 18, 2008	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 18, 2008	By: /s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer