Form 10-Q
period 2008-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2008-11-19
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, the issuer had 58,358,338 shares of common stock outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

CASH	$ 98,248	$ 505,018

TOTAL CURRENT ASSETS	98,248	505,018

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	605,664	1,077,291
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION
(NOTE 6)	133,046	163,038
OTHER ASSETS	14,445	10,374

TOTAL ASSETS	$ 851,403	$ 1,755,721

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,128,048	$ 1,265,818
PROMISSORY NOTE PAYABLE	178,920	–
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	447,377

TOTAL CURRENT LIABILITIES	1,753,233	1,713,195

SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000
SHARES ISSUED AND OUTSTANDING: 5,000,000 AT
SEPTEMBER 30, 2008 AND 2,500,000 AT DECEMBER 31, 2007 (NOTE 10)	500	250
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000
SHARES ISSUED AND OUTSTANDING: 58,358,338 AT
SEPTEMBER 30, 2008 AND 57,533,338 AT DECEMBER 31, 2007	5,836	5,753
ADDITIONAL PAID IN CAPITAL	20,919,872	17,613,475
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(92,193)	(104,828)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(2,508,859)	(393,767)
ACCUMULATED DEFICIT	(20,655,936)	(18,507,307)

TOTAL SHAREHOLDERS’ (DEFICIT)	(901,830)	42,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 851,403	$ 1,755,721

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUES	$ 13,000	$ –	$ 13,000	$ –

COST OF REVENUES	–	–	–	–

GROSS PROFIT	13,000	–	13,000	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	–	65,628	–	319,128
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	–	393,768	–	417,880
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC VALUE ON CONVERSION OF WARRANTS	–	–	–	50,130
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	–	484,623	–
OPERATING COSTS AND EXPENSES	994,269	506,588	1,707,715	2,000,380
TOTAL OPERATING EXPENSES	994,269	965,984	2,192,338	2,787,518

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE), PROVISION FOR INCOME TAXES, NONCONTROLLING INTEREST AND EXTRAORDINARY ITEM	(981,269)	(965,984)	(2,179,338)	(2,787,518)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	–	–	(10,529)	(727)
INTEREST INCOME	1,156	–	1,156	14
FORGIVENESS OF DEBT	16,000	–	16,000	–
NET INTEREST INCOME (EXPENSE)	17,156	–	6,627	(713)

LOSS BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	(964,113)	(965,984)	(2,172,711)	(2,788,231)

NONCONTROLLING INTEREST IN LOSS PROVISION FOR INCOME TAXES	–	–	–	329,963

NET LOSS	$ (964,113)	$ (965,984)	$ (2,172,711)	$ (2,458,268)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.02)	$ (0.01)	$ (0.04)	$ (0.04)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	58,358,338	57,283,338	58,088,447	56,725,005

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

NET LOSS	$ (2,172,711)	$ (2,458,268)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	–	(329,963)
DEPRECIATION	29,992	33,278
COMMON STOCK ISSUED FOR SERVICES	101,250	351,000
AMORTIZATION OF CONSULTING FEES	95,270	65,628
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	532,006	417,879
WRITE OFF OF OIL AND GAS PROPERTIES	484,623	–
OFFICER’S SALARY EXPENSE CONTRIBUTED TO EQUITY	–	57,254
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION
RATE – WARRANTS	–	50,130
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
PREPAID EXPENSES AND OTHER CURRENT ASSETS	–	47,313
OTHER ASSETS	(4,071)	(23,950)
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(137,941)	(12,804)
PROMISSORY NOTE PAYABLE	178,920	–

NET CASH (USED IN) OPERATING ACTIVITES	(892,662)	(1,802,503)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	(12,996)	(9,459)

NET CASH (USED IN) INVESTING ACTIVITIES	(12,996)	(9,459)

NET CASH FROM FINANCING ACTIVITIES:

PROCEEDS FROM NONCONTROLLING INTEREST IN
LIMITED PARTNERSHIP	–	329,963
ISSUANCE OF PREFERRED STOCK	500,000	–
ISSUANCE OF COMMON STOCK	–	100,000
LOANS FROM RELATED PARTIES	(1,112)	335,290

NET CASH PROVIDED BY FINANCING ACTIVITIES	498,888	765,253

NET CHANGE IN CASH	(406,770)	(1,046,709)

CASH - BEGINNING OF PERIOD	505,018	1,055,556

CASH – END OF PERIOD	$ 98,248	$ 8,847

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ –
Income taxes	22,153	–

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Accrued officers’ salaries converted to equity	–	93,381

Value of stock options and warrants granted to employees for
services provided to the Company	532,006	2,067,965

Value of stock options granted to consultant for
services provided to the Company	85,470	155,307

Value of common stock issued to consultant for
services provided to the Company	101,250	360,800

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2007, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, filed on April 14, 2008 with the Commission.

Principal Business Activities

Terra Energy & Resource Technologies, Inc., a Delaware corporation (“Terra”), formerly CompuPrint, Inc., (see below) and Subsidiaries (collectively, the “Company”), through its wholly owned subsidiary, Terra Insight Corporation, a Delaware corporation (“TIC”) formed January 7, 2005, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by an affiliate of the majority shareholder of the Company, and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. a wholly-owned New York corporation, now known as Terra Insight Services, Inc. (“TISI”). TISI was inactive through August 30, 2008.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company’s reincorporation. (See below).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through September 30, 2008.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), a Delaware corporation, is the sole shareholder of the entity. TRO was inactive through September 30, 2008.

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

SEPTEMBER 30, 2008

(UNAUDITED)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at September 30, 2008 and at December 31, 2007. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Terra Insight Technologies Corporation, Terra Resource Technologies, Inc., and New Found Oil Partners, LP through April 2008. Also included are the accounts of Tierra Nevada Exploration Partners, LP and TexTerra Exploration Partners, LP, drilling partnerships in which a significant shareholder has an economic interest and NamTerra Mineral Resources (Proprietary) Limited, a 95% owned subsidiary by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Significant Customers

The Company derived all of its revenue for the three and nine month period ended September 30, 2008 from one customer.

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

SEPTEMBER 30, 2008

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and nine months ended September 30, 2008 and 2007, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008. For the three and nine month period ended September 30, 2008, the effect of the conversion could be anti-dilutive.

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

Recently Adopted Accounting Principles

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

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

SEPTEMBER 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

SEPTEMBER 30, 2008

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

SEPTEMBER 30, 2008

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

	March 31, 2007	March 31, 2008	June 30, 2007	June 30, 2008	September 30, 2007	September 30, 2008
Risk-free rate	4.77%	4.24%	4.77%	2.42 – 2.98%	4.57%	1.59
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Volatility factor	2.86	1.10	2.86	1.56	1.10	3.41
Average life	2 years	5 years	2 years	2 to 5 years	5 years	4 to 6 years

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2006	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, March 31, 2007	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, June 30, 2007	8,605,833	$ 0.51
Granted	7,000,000	0.16
Exercised	–	–
Cancelled/forfeited	(252,500)	(0.51)
Outstanding, September 30, 2007	15,353,333	$ 0.35
Granted	9,700,000	0.22
Exercised	–	–
Cancelled/forfeited	(6,363,333)	(0.49)
Outstanding, December 31, 2007	18,690,000	$ 0.23
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at March 31, 2008	18,690,000	$ 0.23
Granted	4,000,000	0.15
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at June 30, 2008	22,690,000	$ 0.22
Granted	5,000,000	0.46
Exercised	–	–
Cancelled/forfeited	(375,000)	0.90
Outstanding at September 30, 2008	27,315,000	$ 0.25

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at September 30, 2008 were in the following exercise price ranges:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.11	1,000,000	1.6	$0.11	250,000	$0.11
$0.16	7,000,000	3.9	$0.16	7,000,000	$0.16
$0.165	3,000,000	3.6	$0.165	1,000,000	$0.165
$0.20	2,000,000	3.8	$0.20	–	–
$0.21	500,000	3.0	$0.21	500,000	$0.21
$0.22	9,950,000	4.0	$0.22	9,950,000	$0.22
$0.40	1,000,000	3.8	$0.40	–	–
$0.50	365,000	1.6	$0.50	365,000	$0.50
$0.60	1,000,000	4.8	$0.60	–	–
$0.80	500,000	1.8	$0.80	500,000	$0.80
$0.90	1,000,000	5.8	$0.90	–	–
	27,315,000	3.8	$0.25	19,565,000	$0.21

Options to Officers and Employees

During the three months ended September 30, 2008, the Company granted stock options to an employee to purchase up to 5,000,000 shares of common stock, of which stock options to purchase: 2,000,000 shares, exercisable until July 21, 2012 at $0.20 per share, are to vest upon receipt by the Company of third party financing (in debt or equity) prior to July 21, 2009 in the amount of at least $10,000,000; 1,000,000 shares, exercisable until July 21, 2012 at $0.40 per share, are to vest on July 21, 2009; 1,000,000 shares, exercisable until July 21, 2013 at $0.60 per share, are to vest on July 21, 2010; and 1,000,000 shares, exercisable until July 21, 2014 at $0.90 per share, are to vest on July 21, 2011. The total grant date fair value of the options was $2,208,172.

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

During the three months ended September 30, 2007, the Company granted stock options to employees to purchase up to an aggregate of 6,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half became exercisable on August 13, 2008. The total grant date fair value of the options was $787,535.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

For the nine months ended September 30, 2008 and 2007, compensation expense related to the amortization of deferred compensation (employees) amounted to $532,006 and $417,879, respectively. Deferred compensation (employees) on the balance sheet is $2,508,859 and $393,767 at September 30, 2008 and December 31, 2007, respectively.

Consultants

In May 2008, the Company granted stock options to an outside consultant to purchase 1,000,000 shares of common stock, exercisable for two years at $0.11 per share. Stock options to purchase 250,000 shares vested on August 1, 2008. The other 750,000 stock options are to vest in equal installments of 250,000 stock options on each of the following dates: November 1, 2008; February 1, 2009 and May 1, 2009. The total grant date fair value of the options was $82,393.

On March 27, 2008, the Company entered into a consulting agreement, dated as of March 10, 2008, with an outside consultant pursuant to which the Company issued 675,000 shares of common stock in connection with services for March 2008. The fair market value of services amounted to $101,250, which was charged to operations during the three months ended March 31, 2008. The consulting agreement was for a term of up to twelve months, and the Company was to issue 75,000 shares of common stock per month for the remaining months of the consulting term. In June 2008, the parties agreed to postpone services and payment under the consulting agreement.

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

On August 13, 2007, the Company granted stock options to three consultants, each an individual, to purchase up to an aggregate of 1,000,000 shares of common stock, exercisable for five years at $0.16 per share. One-half of the options vested immediately and one-half became exercisable on August 13, 2008. The fair market value of services amounted to $131,256, of which $65,628 was charged to operations during the three months ended September 30, 2007 and $65,628 was charged to operations during the three months ended September 30, 2008.

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

For the nine months ended September 30, 2008 and 2007, compensation expense related to the amortization of deferred compensation (consultants) amounted to $95,270 and $65,628, respectively. Deferred compensation (consultants) on the balance sheet is $92,193 and $104,828 at September 30, 2008 and December 31, 2007, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

In April 2007, Tierra Nevada received notice of the termination of the leases that became effective as of January 1, 2006 for failure to pay the annual rental on the leases. The notice stated that the terminations were effective as of November 1, 2007. In the nine months ended September 30, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company’s oil and gas investments, net of write-offs, were $605,664 as of September 30, 2008 and $1,077,291 as of December 31, 2007.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at September 30, 2008 consisted of the following:

	Estimated Useful Lives – Years	September 30, 2008 Amount	December 31, 2007 Amount
Computer Equipment	5	$ 97,140	$ 95,715
Computer Software	3	613	–
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		250,895	248,857
Less accumulated depreciation		(115,811)	(85,819)
		$ 133,046	$ 163,038

Depreciation expense for the three and nine months ended September 30, 2008 was $8,680 and $29,992, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS

Technology License Agreement

The Company licenses, under a 32-year license agreement entered into January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Technology License Agreement”), certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by an affiliate of the majority shareholder of the Company. Under the Technology License Agreement, the Company is required to pay the Institute an annual license fee of $600,000 (subject to certain deferrals and credits as specified in the Technology License Agreement and the Services Agreement described below), payable on or before December 31 of each year. Commencing in 2008, the annual license fee is to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

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

Operating Lease

The Company leased office space from one of its directors on a month-to-month basis pursuant to an oral agreement. Rent expense was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 31, 2007. As of April 1, 2007, substantially reduced office space was leased from a third party and the rent expense is $2,000 per month. Total rent expense related to the office facility for the nine months ended September 30, 2008 and 2007 amounted to $18,000 and $36,000, respectively.

Legal Services

The Company paid or accrued legal fees for the nine months ended September 30, 2008 and 2007 of approximately $303,000 and $284,000, respectively, to a law firm which is owned by a former director, former officer, and a current minority shareholder of the Company.

Loans

As of September 30, 2008, an officer, a former officer, and a former director loaned the Company an aggregate of $406,297, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

8.	COMMITMENTS

Employment Agreements

On April 23, 2008, the Company entered into an employment agreement with an executive. The executive is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. The Company granted to the executive stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013. The employment term is for a period of up to three years. If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay the executive four months of salary as severance.

On August 29, 2008, the Company entered into employment agreement, dated as of July 21, 2008, with an executive. The thee year employment agreement provides for: a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which the executive would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of the executive’s base salary, for achievement of more than 120% of the performance target; and, a grant of stock options to purchase up to 5 million shares of the Company’s common stock, subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, to vest upon completion of the third year of service. The employment agreement may be earlier terminated, among other reasons, upon three months’ prior written notice, at the option of either the executive or the Company, without cause, in which event the Company shall have the right to require the executive not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months. If the Company terminates the executive’s employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination and stock options are to vest on the next anniversary date following the date of termination shall become vested.

Operating Lease

The Company does not have a written lease on its main New York City office space.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

SEPTEMBER 30, 2008

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services and Oil, Gas, and Other, i.e., Diamond Mines.

	For the Nine Months Ended September 30, 2008
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total

REVENUES	$ 13,000	$ –	$ –	$ 13,000
COST OF SALES	–	–	–	–
GROSS PROFIT	13,000	–	–	13,000

OPERATING COSTS AND EXPENSES	–	(1,707,715)	–	(1,707,715)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)	–	(484,623)
TOTAL COSTS AND EXPENSES	–	(2,192,338)	–	(2,192,338)

NET INTEREST INCOME (EXPENSE)	–	6,627	–	6,627

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(2,172,711)	–	(2,172,711)
NONCONTROLLING INTEREST IN LOSS
PROVISION FOR INCOME TAXES	–	–	–	–

NET PROFIT (LOSS)	$ 13,000	$ (2,185,711)	$ –	$ (2,172,711)

	For the Nine Months Ended September 30, 2007
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(2,787,518)	–	(2,787,518)
WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–
TOTAL COSTS AND EXPENSES	–	(2,787,518)	–	(2,787,518)

NET INTEREST EXPENSE	–	(713)	–	(713)

PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(2,788,231)	–	(2,788,231)
NONCONTROLLING INTEREST IN LOSS
PROVISION FOR INCOME TAXES	–	329,963	–	329,963

NET PROFIT (LOSS)	$ –	$ (2,458,268)	$ –	$ (2,458,268)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Operations and Plans

During the first three quarters of fiscal 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

During fiscal 2007 and the first half of fiscal 2008, we had no paying customers for our services. In the third quarter of fiscal 2008, we performed an analysis for fees of $13,000, and entered into a service contract from which we anticipate generating $299,250 in revenues, of which $49,875 was prepaid in the fourth quarter of fiscal 2008, upon completion of services in fiscal 2009. During the first three quarters of 2007, we had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

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

Current Status of Operations

We have incurred large operating losses and currently have a large working capital deficit (approximately $1.65 million) at September 30, 2008. As of September 30, 2008, we had cash of $98,248. These factors raise substantial doubt about our ability to continue as a going concern.

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

Since inception, revenues from our fee for service business have not been sufficient to support our operational expenses. In fiscal 2007 and the first three quarters of fiscal 2008, we did not generate revenues from our service business, as we sought to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

To date, we have not had a commercially successful exploration project, and we have no proven hydrocarbon reserves. As of September 30, 2008, our principal asset is our investment in the West Deweyville Prospect.

Since inception through the first three quarters of fiscal 2008, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

While we have investments in oil and gas projects totaling approximately $0.6 million on our consolidated balance sheet at September 30, 2008, we suspended development efforts until we raise sufficient capital.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position are our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at September 30, 2008 or 2007.

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

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 2008

Compared to Three Month Period Ended September 30, 2007

Revenues

Revenues from services for the three months ended September 30, 2008 and 2007 were $13,000 and $0, respectively. Revenue arose solely from performing service work rather than for an ownership or royalty interest in projects or leaseholds. The lack of significant revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. During the three months ended September 30, 2008, we have been negotiating with several international mineral and oil companies to render services on a cash basis. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us. In September 2008, we entered into a service contract from which we anticipate generating $299,250 in revenues upon completion of services in fiscal 2009.

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

Cost of Revenues

There were no costs associated with revenue for the three months ended September 30, 2008 and 2007.

Our cost of revenues consists primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by Ivan Railyan, an affiliate of the majority shareholder of the Company. We anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue. In connection with our own exploration and/or joint venture projects, our costs are based on a discount to the Institute’s published rates for services and are subject to negotiation.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 and 2007 were $994,269 and $965,984, respectively. Operating expenses as a percentage of revenue was 1.3% for the three months ended September 30, 2008. Because revenues was $0 for the three months ended September 30, 2007, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended September 30, 2008 consisted primarily of professional fees of approximately $172,000, management salaries and benefits of $511,000 (including $394,000 in based compensation), independent contractor fees of $18,000, and travel expenses of $29,000. Operating expenses for the three months ended September 30, 2007 consisted primarily of professional fees of approximately $226,000, licensing fees of $150,000, management and employee salaries and benefits of approximately $72,000, and stock option expense (employees) of approximately $393,768. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses increased during the three months ended September 30, 2008, in comparison to the three months ended September 30, 2007, primarily due to an increase in stock based compensation and the recommencement of payment of employee salaries in 2008. In the three months ended September 30, 2008, travel related expenses also increased as we have been in discussion with potential clients about the development of service projects.

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

Interest Income

The net interest income for the three months ended September 30, 2008 and 2007 was $17,156 and $0, respectively.

Net Loss

The net losses for the three months ended September 30, 2008 and 2007 were $964,113 and $965,984, respectively. The net loss for the three months ended September 30, 2008, while comparable to the net loss in the corresponding period in fiscal 2007, is primarily due to an increase in operating expenses during the three months ended September 30, 2008 compared to the same period in 2007, while the net loss in the three months ended September 30, 2008 was significantly impacted by deferred compensation expenses.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.02 and $0.01 for the three months ended September 30, 2008 and 2007, respectively.

Nine Month Period Ended September 30, 2008

Compared to Nine Month Period Ended September 30, 2007

Revenues

Revenues from services for the nine months ended September 30, 2008 and 2007 were $13,000 and $0, respectively. Revenue arose solely from performing service work rather than for an ownership or royalty interest in projects or leaseholds. The lack of significant revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.

Cost of Revenues

There were no costs associated with revenue for the nine months ended September 30, 2008 and 2007.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 and 2007 were $2,192,338 (including the write-off of oil and gas properties) and $2,787,518, respectively. Operating expenses as a percentage of revenue was less than 1% for the nine months ended September 30, 2008. Because revenues was $0 for the nine months ended September 30, 2007, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the nine months ended September 30, 2008 consisted primarily of professional fees of approximately $606,000, management salaries and benefits of $724,000 (including $532,000 in based compensation), independent contractor fees of $73,000, and travel expenses of $57,000. Operating expenses for the nine months ended September 30, 2007 consisted primarily of professional fees of approximately $763,000, licensing fees of $450,000, management and employee salaries and benefits of approximately $247,000, independent contractor fees of approximately $24,000, and stock option expense (employees) of approximately $393,768. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007 because we have focused primarily on raising additional capital in the three quarters of fiscal 2008 and on the development of service projects. This has decreased professional fees and licensing fees in the three months ended September 30, 2008.

Write-off of Oil and Gas Properties

During the nine months ended September 30, 2008, we wrote-off an aggregate of $484,623 in soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for its services.

Interest Expense

The net interest income (expense) for the nine months ended September 30, 2008 and 2007 was $6,627 and ($713), respectively.

Net Loss

The net losses for the nine months ended September 30, 2008 and 2007 were $2,172,711 (including the write-offs of oil and gas properties) and $2,458,268, respectively. The decrease in net loss principally resulted from a decrease in operating expenses and a decrease in deferred compensation expenses during the nine months ended September 30, 2008 compared to the same period in 2007.

Our net loss per common share (basic and diluted) attributable to common shareholders was $0.04 and $0.04 for the nine months ended September 30, 2008, respectively.

Non-operating Revenue

During the nine months ended September 30, 2007, we received $329,963 relating to a cash call on the holder of the noncontrolling interest resulting from cost overruns on the Sage Well.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the nine months ended September 30, 2008, our cash decreased by $406,770 to $98,248. Of the decrease in cash, substantially all was used by operating activities.

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $892,662 for the nine months ended September 30, 2008, as compared with deficit cash flows of $1,802,503 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008, cash flows from operating activities resulted in deficit cash flows of $892,662 primarily due to a net loss of $2,172,711, plus non-cash charges of $1,243,141, an increase in liabilities of $178,920, and a decrease in accounts payable of $137,941. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $101,250, charges for stock options issued to an officer of $532,006, and $484,623 in write-offs of oil and gas properties.

For the nine months ended September 30, 2007, cash flows from operating activities resulted in deficit cash flows of $1,802,503, primarily due to a net loss of $2,458,268, plus non-cash charges of $645,206 and adjustments for a decrease in prepaid expenses of $47,313 and an increase in other assets of $23,950, a decrease in accounts payable of $12,804.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2008 and 2007 was $12,996 and $9,459, respectively, relating to an increase in oil and gas properties.

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

Financing Activities

For the nine months ended September 30, 2008, cash provided by financing activities was $498,888, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, and repayment of a loan in the amount of $1,112. For the nine months ended September 30, 2007, cash provided by financing activities was $765,253, comprised of a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $335,290.

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

Our current business plan for fiscal 2008 and 2009 calls for us to farm-in to eight to twelve prospects and farm-out the West Deweyville Prospect we have been developing. This business plan calls on our company to raise $4 to $6 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

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

Under our past business model, we do not anticipate incurring significant research and development expenditures during the next twelve months. We are changing our business model to focus on utilizing our licensed technology in connection with the acquisition of royalties, ownership rights or land rights for purposes of oil or mineral exploration, and such acquisitions or explorations may involve significant development expenditures.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open another office location in Texas.

As of September 30, 2008, we had four paid employees, of which two persons worked on a full-fime basis and two worked on a part-time basis. We also two persons serving as officers of our subsidiaries, who are presently not paid as employees. We also utilize the services of consultants in connection with certain projects. Our future employment plans are uncertain given our working capital deficit and lack of revenues.

We are seeking to raise $4 to $6 million to pursue development efforts during the next twelve months. We plan to use this money to complete development efforts of the West Deweyville Prospect and to engage in several farm-in projects.

It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development of oil and gas properties. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At September 30, 2008, we had no commitments for financing. We are in the process of discussions with several investment banks and venture capital funds to obtain bridge and long term debt or equity funding, but there is no guarantee that we will be successful in consummating any transaction.

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

GOING CONCERN MATTERS

The reports of the independent registered public accounting firms on our December 31, 2007 and 2006 financial statements included in our Annual Reports on Form 10-KSB for the years ended December 31, 2007 and 2006 stated that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During 2007 and the three quarters of 2008, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

In fiscal 2007 and the three quarters of fiscal 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement on Financial Accounting Standards (“SFAS”) No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" ("FSP 157-1") and FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"). FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities as required. The adoption of SFAS 157 was not material to the Company's financial statements or results of operations.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended September 30, 2008. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

In September 2008, we entered into a service agreement with Semmeous Lion Mining Ltd. Du Niger, pursuant to which we are to provide geological analysis of potential uranium deposits, in consideration of an aggregate service of $299,250, payable in installments.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Employment Agreement with Alexandre Agaian (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 2, 2008)
10.2*	Services Contract with Semmeous Lion Mining Ltd. Du Niger
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

*  Filed herewith.

+  Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: November 19, 2008	By: /s/ Dmitry Vilbaum Dmitry Vilbaum Chief Executive Officer

Dated: November 19, 2008	By: /s/ Alexandre Agaian Alexandre Agaian Principal Financial Officer