Form 10-K
period 2008-12-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2009-04-15
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant’s telephone number, including area code: (212) 286-9197

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☒ Yes   ☐ No

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.   ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates on June 30, 2008 was $4,362,428.

As of March 18, 2009, we had 58,358,338 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

PART I

ITEM 1.	BUSINESS

General Overview

We are a Delaware corporation named Terra Energy & Resource Technologies, Inc.

We began our current business operations, on May 19, 2005, when we acquired the business of Terra Insight Corporation. We provide mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources.

Our business strategy involves seeking revenues from: providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources; and projects that we undertake through joint venture and similar relationships with third parties.

We maintain our executive offices at 99 Park Avenue, 16th Floor, New York, New York 10016, telephone number: 212-286-9197. We maintain a web site at www.terrainsight.com.

Current Status of Operations

As of December 31, 2008, we have incurred large operating losses, have a large working capital deficit of approximately $1.8 million, and had cash of $700,001. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to obtain new capital and generate revenues from our service activities.

Since our inception in 2005 until December 31, 2008, we generated approximately $3.6 million in cumulative revenue, incurred cumulative cost of revenues of approximately $2.25 million, and earned a cumulative gross profit of approximately $1.35 million. Against such cumulative gross profit, we have incurred approximately $16.7 million of cumulative operating costs and wrote-off a cumulative total of approximately $6.9 million of oil and gas properties. The level of fee for service business has not been sufficient to support our operational expenses.

We have supported our operations since inception in 2005 through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

On May 19, 2005, CompuPrint entered into an Agreement and Plan of Reorganization with Terra Insight Corporation and its shareholders. In a transaction viewed as a reverse acquisition, CompuPrint issued 35,029,980 shares of common stock, constituting approximately 90% of its outstanding common stock, in exchange for all of the equity of Terra Insight Corporation. Mr. Allison resigned as an officer and director of CompuPrint, and Ivan Raylyan, Roman Rozenberg and Dan Brecher were appointed to as directors and officers of CompuPrint. No director, executive officer or affiliate of Terra Insight Corporation had any direct or indirect interest in CompuPrint prior to the completion of the reverse acquisition. Terra Insight Corporation, a Delaware corporation, was incorporated on January 7, 2005. Its business plan was to provide mapping and analysis services to assess the location and nature of natural resources. Historically, Terra Insight Corporation has been our primary operating subsidiary.

On July 6, 2005, we formed an entity named Tierra Nevada Exploration Partners, LP, a Delaware limited partnership, to engage in oil projects in the State of Nevada. Terra Resources, Inc. is the general partner of the partnership. Terra Resources, Inc., a Delaware corporation wholly-owned by Terra Insight Corporation, was incorporated on April 4, 2005. We utilize Terra Resources for our oil and gas and mining activities, including ownership of related leases and licenses.

On July 12, 2005, we formed an entity named New Found Oil Partners, LP, a Delaware limited partnership. The entity was formed to engage in future oil and gas activities in the Western United States and was cancelled in April 2008. Terra Resources was the general partner of the partnership.

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

On December 5, 2007, we formed Terra Resource Technologies, Inc., a wholly-owned New York corporation now known as Terra Insight Services, Inc. As of September 2008, we conduct our services operation through Terra Insight Services.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Business of Terra Insight Corporation

We provide mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources. The proprietary analytic technology utilizes a broad range of available geological information, together with satellite and aerial photographs, supplementing other geological exploration work, such as thematic processing of recent remote Earth sensing data, making it possible to optimize the exploration process, including acquisition of seismic or other geophysical data. These efforts can be directed to various uses, and are used with regard to exploration projects covering a wide range of natural resources. The mapping services consist of an analysis of a specified geographic area to predict where natural resources, such as oil, mineral ores, water, or diamonds are likely to exist, so that assessment can be made of the commercial prospects of exploring, drilling or mining in a specified area. The mapping services and the analysis of the geographic area are accomplished using mathematical techniques to process the information gathered. The mapping services do not replace traditional exploration techniques, but rather are intended to supplement and optimize the traditional geological exploration.

Most of the mapping and analytic services are performed with the use of technology and services obtained from The Institute of Geoinformational Analysis of the Earth (the “Institute”), pursuant to an exclusive licensing agreement and a services agreement. The Institute is a Lichtenstein corporation with a principal office located in Moscow, Russia, which specializes in the development and application of remote sensing and geographic information technologies. Remote sensing and spatial database technologies are tools used by natural resource scientists to better understand, use and manage the Earth’s resources. The Institute is owned and operated by Ivan Raylyan, our former President and former Chairman, and an affiliate of a substantial stockholder. We have an exclusive, worldwide renewable license for a 30-year term from December 2008 for the use of the technology of the Institute. The Institute has also entered into an agreement to render services to us, and to refer all inquiries for commercial contract services to us.

Products and Services

We provide information, consulting services and reports that include geological maps of a defined geographic territory and our analyses and assessment of the likelihood of the existence of a targeted-for natural resource in a specifically requested territory, so that our customers can assess the commercial prospects of exploring, drilling or mining in a specified area.

We provide our services for a cash fee, on a per service transaction basis to our customers. Our services are not available to the general public. Going forward, we intend, if financing permits, to farmin to other parties drilling projects based on a review of the farmin package and the results of our satellite-based sub-terrain prospecting (“STeP”) technology and other technologies we seek to acquire. The goal is to improve the value of our technology as a predictive tool and to generate reserves. We may also seek to invest in, arrange for, or contribute capital to, such exploration projects.

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

Dependence on Major Customers

For the year ended December 31, 2008, we derived all of our revenue from two customers. For the year ended December 31, 2007, we did not generate any revenues from our service operations.

Agreements with the Institute

In December 2008, we entered agreements, dated as of December 15, 2008, with The Institute of Geoinformational Analysis of the Earth which revised the terms of the existing technology license agreement and the related services agreement with the Institute. Pursuant to agreements, the technology license agreement and the related services agreement between the Institute and our subsidiary, Terra Insight Corporation, were terminated, and replaced with a technology license agreement and a services agreement between the Institute and our subsidiary, Terra Insight Services, Inc.

Under the Technology License Agreement, dated as of December 15, 2008, we have, through our subsidiary, Terra Insight Services, Inc., an exclusive, worldwide renewable license for a 30-year term from December 2008 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. Pursuant to the license, the Institute will be entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs. Such project payments are not duplicative of any services fees payable by Terra Insight Services, Inc. to the Institute under the Services Agreement. Under the license agreement, Terra Insight Services, Inc. has an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of (i) June 30, 2012 or (ii) the termination of the license agreement.

In connection with the Technology License Agreement, our subsidiary, Terra Insight Services, Inc., also entered into a Services Agreement, dated as of December 15, 2008, with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us. In connection with services provided by the Institute, the Institute will be entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

Prior to December 2008, through our subsidiary, Terra Insight Corporation, we held an exclusive, worldwide renewable license with the Institute for a 32-year term from 2005. Under the former license, we were required to pay the Institute an annual license fee of $600,000, subject to certain deferrals and credits, under the license agreement until we have achieved certain milestones, upon which the payments were to increase. In July 2006, the license terms were amended to defer payment of the annual license fee for calendar year 2007 until calendar year 2008, provided that certain revenue targets were achieved, and make the fee payable at the rate of no more than $300,000 per year,. In December 2007, the license terms were further modified to waive the annual license fees payable with respect to calendar years 2007 and 2008.

In connection with the former license, prior to December 2008, our subsidiary, Terra Insight Corporation, had a services agreement with the Institute, for a 32-year term from 2005, to render services to us, and to refer all inquiries for commercial contract services to us. Under the former services agreement, the Institute was to perform certain contract services for us at the rate of (i) no more than 40% to 60% of its published rates, depending on the nature of the requested services, or (ii) no more than 10% over cost, with minimum annual services fees totaling $500,000, subject to certain deferrals and credits. In July 2006, the service agreement terms were amended to defer payment of the annual service fee for calendar year 2007 until calendar year 2008, provided that certain revenue targets are achieved, and make the fee payable at the rate of no more than $300,000 per year. In December 2007, the service fee terms were further modified to waive the annual services fees payable with respect to calendar years 2007 and 2008.

Oil and Gas Leases

Tierra Nevada Exploration Partners held eight oil and gas leases, effective as of November 1, 2005, covering approximately 14,361 acres on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. In the fourth quarter of fiscal 2007, Tierra Nevada elected to forego payment on the annual rental fees on the Nevada leases. Under the lease terms, the lack of payment of annual rental results in termination of the leases. In 2008, Tierra Nevada received notice of the termination of the leases effective as of November 2007.

Tierra Nevada Exploration Partners also held two oil and gas leases, effective as of January 1, 2006, covering approximately 1,240 acres on Federal lands in the State of Nevada from auctions conducted by the Bureau of Land Management. These two leases terminated in 2007.

Prospecting Licenses

In 2006, our Namibia subsidiary, NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), was awarded by the Republic of Namibia six exclusive licenses, covering approximately 1.45 million acres of off-shore territory, for the prospecting of precious stones. In 2007, NamTerra elected to forego payment on the annual license fees on the licenses, abandoning our rights under the licenses in 2008. In 2008, NamTerra applied for deregistration of its charter.

Service Agreements

In September 2008, we entered into a service agreement with Semmeous Lion Mining Ltd. Du Niger, pursuant to which we are to provide analysis of potential uranium deposits, in consideration of an aggregate service fees of $299,250, payable in installments through fiscal 2009. We received the first installment payment of $49,875 in 2008. Due to recent economic conditions, the client has suspended its operations on its licensed territories, and the client may seek to discontinue remaining services under the agreement.

On October 15, 2008, we entered into a service agreement with Nurmunai Petrogaz, LLC, pursuant to which we are to provide geological analysis related to the exploration of hydrocarbons. The services are to be performed in two phases: (1) zoning of territories for potential hydrocarbon anomalies; and (2) gas-geochemical survey of the territory. As of March 31, 2009, the service work for the first phase was completed, and we also delivered to the client the recommendations to perform the second phase. In November and December 2008, the client pre-paid a retainer for the first phase in the amount of $1,455,900 with the balance of $544,100 due after the completion of the first phase. The total fee for the two phases is to be $2.4 million under the agreement.

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

Intellectual Property

We rely heavily on intellectual property, including the intellectual property we license. We regard licenses and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, certain customers, dealers, and others, to protect our rights. In addition, we have sought to exercise reasonable measures to protect our intellectual property rights and we intend to enforce these rights when we become aware of any potential or actual violation or misuse. Intellectual property licensed from third parties, including the Institute, have been a vital component of our service offerings.

Employees

As of December 31, 2008, we have four employees, of which two persons, our Chief Executive Officer and our President, are full time employees.

Executive Officers of the Registrant

The following table sets forth our executive officers as of December 31, 2008.

Name	Age	Position
Dmitry Vilbaum	40	Chief Executive Officer and a Director
Dr. Alexandre Agaian	57	President, Principal Financial Officer and a Director
Ivan Raylyan	42	Chief Executive Officer of Terra Insight Technologies Corporation
Kenneth Oh	37	Secretary
Elena Palgova	34	Secretary of company subsidiaries

The biographies of Mr. Vilbaum and Dr. Agaian are set forth under Item 10 of this report.

Mr. Raylyan holds or has formerly held the following positions with the Company and its subsidiaries: Chairman of the Board from May 19, 2005 to July 24, 2008; Director of Technology from September 30, 2006 to July 24, 2008; President from May 19, 2005 to September 30, 2006. He has served in the following capacities with respect to the Company’s subsidiaries: Chairman of Terra Insight Corporation (“TIC”) from January 7, 2005 to July 24, 2008; President of TIC from January 7, 2005 to September 30, 2006; Chairman of Terra Resources, Inc. (“TRI”) from April 4, 2005 to July 24, 2008; President of TRI from April 4, 2005 to September 30, 2006; Chief Executive Officer and President of Terra Insight Technologies Corporation (“TITC”) since July 24, 2008; Chairman of TITC from August 24, 2006 to July 24, 2008; President of TITC from August 24, 2006 to September 30, 2006; Chairman of TROC from March 20, 2006 to July 24, 2008; President of Terra Resource Operations Co., Inc. (“TROC”) from March 20, 2006 to September 30, 2006; and Chairman of Terra Insight Services, Inc. (“TISI”) from December 6, 2007 to July 24, 2008. In 1997, Mr. Raylyan joined the Institute of Geoinformational Analysis of the Earth, a Liechtenstein company, as the Head of the Representative Office in the Commonwealth of Independent States. From 2003 to the present, Mr. Raylyan has served as Chairman of the Board of the Institute. From 1993 to 1997, Mr. Raylyan served as the Head of Research and Development team of the Russian Defense Ministry, Joint Chiefs of Staff. Mr. Raylyan received a Master of Science degree from the University of Patrisa Lumumby, Moscow in 1991, and an honorary Ph.D. from the Academy of Science, Arts of the CIS Countries, which he received in 2003. Since 2003 to the present, Mr. Raylyan has served as the Vice President of the Academy of Arts and Science of the Commonwealth of Independent States. In September 2005, Mr. Raylyan was elected as a member of the Russian Academy of Natural Sciences.

Mr. Oh has served as Secretary of the Company since June 1, 2005. Mr. Oh works on a part-time basis. He has previously served as Secretary with respect to certain subsidiaries of the Company, TIC, TRI, TITC, TROC, and TISI, at various times in 2005, 2006, 2007 and part of 2008. Mr. Oh is a practicing attorney. From 1998 through the present, Mr. Oh has been an attorney with Law Offices of Dan Brecher. Law Offices of Dan Brecher serves as our legal counsel. Mr. Oh graduated from Pomona College with a B.A. degree in 1993 and from Fordham University with a J.D. degree in 1997.

Ms. Palgova serves in the following capacities with respect to the Company’s subsidiaries since July 24, 2008: Director of TIC; Secretary of TIC; Secretary of TRI; Secretary of TITC; and Secretary of TISI. Ms. Palgova has also served as a legal consultant to the Company since May 2008. Since 2006, Ms. Palgova has been the General Counsel of the Russian Technologies Venture Fund, a venture capital fund in Russia, and employed by Russian Technologies Investment Consultants Limited, a management consulting company for the fund. From 1997 to 2006, Ms. Palgova worked with several international law firms in Moscow, Russia, including with Baker & McKenzie from 2005 to 2006, Capital Legal Services Ltd. from 2002 to 2005, and Mannheimer Swartling from 1998 to 2000. Ms. Palgova graduated from MGIMO (University) with a Degree in Law with concentration in International Commercial Law in 1997 and received an LL.M degree from Cornell Law School in 2001.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Office Facilities

We presently lease our executive office facilities in New York, New York, on a month-to-month basis at the rate of $2,500 per month. In 2006 through March 2007, we subleased executive office facilities on a month-to-month basis pursuant to an oral agreement with a former officer and director of our company. The rent was $2,250 per month through March 2006, $4,500 per month through August 2006, and $8,000 per month through March 2007. The increases in rent were due to occupancy of additional space. As of April 1, 2007, we leased the office facilities from a third party. In April 2007, we reduced the size of our offices and our rental expense was $2,000 per month through August 2008. We believe that our present office facilities are suitable for our present needs; however, we may increase or decrease the size of our office facilities, depending on our financial condition.

ITEM 3.	LEGAL PROCEEDINGS

On or about December 11, 2008, Illinois National Insurance Company filed a complaint before the Civil Court of the City of New York, Case No. 74698/08, against Terra Insight Corporation, alleging failure to pay insurance premiums in the amount of $10,598.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of stockholders on October 28, 2008. Each holder of shares of common stock was entitled to one vote per share held, and each holder of shares of preferred stock was entitled to three votes per share held. The common stock and the preferred stock voted as a single class on the matters. A voting summary of the matters voted upon is set forth below.

		For	Votes Withheld
1.	Election of directors:
	Dmitry Vilbaum	49,771,590	386,033
	Dr. Alexandre Agaian	49,771,590	386,033
	Mikhail Gamzin	49,771,590	386,033
	Evgeny Roytman	49,771,590	386,033
	Dmitri Moiseyev	49,771,590	386,033

		For	Against	Abstentions	Non-Votes
2.	Ratification of the selection of Kempisty & Company Certified Public Accountants PC as independent registered public accounting firm for the fiscal year ending December 31, 2008.	50,083,923	73,700	0	0

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “TEGR.” The following table sets forth, for the fiscal periods indicated, the high and low bid prices per share of common stock as reported on the OTC Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Fiscal Year 2007	High	Low
Quarter ending March 31, 2007	$0.34	$0.20
Quarter ending June 30, 2007	$0.33	$0.15
Quarter ending September 30, 2007	$0.24	$0.09
Quarter ending December 31, 2007	$0.22	$0.06

Fiscal Year 2008	High	Low
Quarter ending March 31, 2008	$0.30	$0.08
Quarter ending June 30, 2008	$0.17	$0.08
Quarter ending September 30, 2008	$0.15	$0.02
Quarter ending December 31, 2008	$0.12	$0.03

Holders

As of December 31, 2008, we had 30 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

Each of the issuance and sale of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b)(2)(ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

Effective March 27, 2009, the Company closed upon two separate Securities Purchase Agreements, each dated as of March 19, 2009, with each of Dmitry Vilbaum, the Company’s Chief Executive Officer, and an entity controlled by Dr. Alexandre Agaian, the Company’s President, pursuant to which they purchased an aggregate of 20,000,000 shares of the Company’s common stock and 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000. The Company applied the proceeds to its working capital.

Effective March 27, 2009, pursuant to an Exchange Agreement, dated as of March 19, 2009, Esterna Ltd., a Cypriot limited company, converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

On March 27, 2009, pursuant to a Securities Purchase Agreement, dated as of March 19, 2009, with Sergey Sulgin, an individual accredited investor, the Company sold 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000. As conditions to the investment, the investor required, among other things, that: the Company’s Board of Directors shall initially consist of five persons, Alexandre Agaian, Dmitry Vilbaum, one individual nominated by Esterna Ltd., and two nominees of the investor; Esterna shall have exchanged all of its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of common stock and all of its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants; and each of the Company’s two principal officers, Alexandre Agaian and Dmitry Vilbaum, shall have made an equity investment of $100,000 for 10,000,000 shares of common stock and 10,000,000 common stock purchase warrants. The Company applied the proceeds to its working capital.

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, for a term of one year, pursuant to which the Company issued him warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

INTRODUCTORY NOTE

Operating Entities

Our business operations have been conducted primarily through our wholly-owned operating subsidiary, Terra Insight Corporation, and since September 2008, our service operations have been conducted through our wholly-owned subsidiary, Terra Insight Services, Inc., a New York corporation. Terra Insight Corporation is the sole owner of Terra Resources, Inc., a Delaware corporation. Terra Resources, Inc. is the general partner of two Delaware limited partnerships, TexTerra Exploration Partners, LP (“TexTerra”) and Tierra Nevada Exploration Partners, LP (“Tierra Nevada”). Since the third quarter of fiscal 2006, neither TexTerra nor Tierra Nevada or other entities affiliated with the Company have been engaged in active resource projects. A third limited partnership entity, New Found Oil Partners, LP, was dissolved in April 2008.

Our Operations and Plans

During fiscal 2008, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and to obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

During fiscal 2008, we performed analysis for fees of $62,840. In the third quarter of fiscal 2008, we entered into a service contract from which we anticipated generating $299,250 in revenues, of which $49,875 was prepaid in the fourth quarter of fiscal 2008. Due to recent economic conditions, the client has suspended its operations on its licensed territories, and the client may seek to discontinue remaining services under the agreement.

In the fourth quarter of fiscal 2008, we entered into a service contract with Nurmunai Petrogaz, LLC, pursuant to which we are to provide geological analysis related to the exploration of hydrocarbons. The services are to be performed in two phases: (1) zoning of territories for potential hydrocarbon anomalies; and (2) gas-geochemical survey of the territory. As of March 31, 2009, the service work for the first phase was completed, and we also delivered to the client the recommendations to perform the second phase. In November and December 2008, the client pre-paid a retainer for the first phase in the amount of $1,455,900 with the balance of $544,100 due after the completion of the first phase. The total fee for the two phases is to be $2.4 million under the agreement.

During fiscal 2007, we had no paying customers for our services. During the first three quarters of 2007, we had non-operating income of $329,963 resulting from the holder of noncontrolling interest meeting a cash call for drilling expenses which was issued in a prior calendar quarter.

Our goal is to enter into services agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for service fees, with regard to a specific natural resource exploration property.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone. We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities. We will determine our plan for our existing leases and for future leases we acquire based on our ability to fund such projects.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.8 million at December 31, 2008. As of December 31, 2008, we had cash of $700,001. These factors raise substantial doubt about our ability to continue as a going concern.

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

Since inception, revenues from our fee for service business have not been sufficient to support our operational expenses. In fiscal 2007 and the first three quarters of fiscal 2008, we did not generate revenues from our service business.

To date, we have not had a commercially successful exploration project, and we have no proven hydrocarbon reserves.

Since inception through fiscal 2008, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $3.5 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, and $0.1 million in fiscal 2007), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

Our ability to continue as a going concern is dependent on our ability to obtain new capital and generate revenue from service operations. There can be no assurance that we will be successful in obtaining additional funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us.

CRITICAL ACCOUNTING POLICIES

Several of our accounting policies involve significant judgments and uncertainties. The policies with the greatest potential effect on our results of operations and financial position are our ability to estimate the degree of impairment to unproved oil and gas properties. We did not have any accounts receivable at December 31, 2008 or 2007.

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

RESULTS OF OPERATIONS

Revenues

Revenues from services for the years ended December 31, 2008 and 2007 were $62,840 and $0, respectively. Revenues arose solely from performing service work rather than for an ownership or royalty interest in projects or leaseholds. The lack of significant revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. During fiscal 2008, we have been negotiating with several international mineral and oil companies to render services on a cash basis. Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us. In the third quarter of fiscal 2008, we entered into a service contract from which we anticipate generating $299,250 in revenues, of which $49,875 was prepaid in the fourth quarter of fiscal 2008. Due to recent economic conditions, the client has suspended its operations on its licensed territories, and the client may seek to discontinue remaining services under the agreement.

In the fourth quarter of fiscal 2008, we entered into a service contract with Nurmunai Petrogaz, LLC, pursuant to which we are to provide geological analysis related to the exploration of hydrocarbons. The services are to be performed in two phases: (1) zoning of territories for potential hydrocarbon anomalies; and (2) gas-geochemical survey of the territory. As of March 31, 2009, the service work for the first phase was completed, and we also delivered to the client the recommendations to perform the second phase. In November and December 2008, the client pre-paid a retainer for the first phase in the amount of $1,455,900 with the balance of $544,100 due after the completion of the first phase. The total fee for the two phases is to be $2.4 million under the agreement.

We anticipate that, subject to global economic conditions and willingness of potential clients to expand capital on exploration activities, during the next twelve months, if we achieve our capital raising goals of focusing on fee for service work, we will be engaged in joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing it will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.

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

Current economic conditions may cause a decline in business and in exploration related spending which could adversely affect our business and financial performance. Our business and operating results are impacted by the health of exploration companies, domestic and international, engaged in oil and gas and other exploration activities. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in research and development and other spending by exploration companies.

Cost of Revenues

There were no costs associated with revenue for the years ended December 31, 2008 and 2007. Historically, our cost of revenues has consisted primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by Ivan Raylyan, an affiliate of the significant shareholder of the Company. Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue; however, our fees payable to the Institute under our new arrangement with the Institute are subject to negotiation on a per project basis.

Operating Expenses

Operating expenses (before the write-off of oil and gas properties) for the year ended December 31, 2008 and 2007 were approximately $2.0 million and $4.86 million, respectively. Operating expenses as a percentage of revenue was approximately 3,315% for the year ended December 31, 2008. Because revenues were $0 for the year ended December 31, 2007, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the year ended December 31, 2008 consisted primarily of professional fees of approximately $606,000, management salaries and benefits of approximately $724,000 (including approximately $532,000 in stock based compensation), independent contractor fees of $73,000, and travel expenses of $57,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Operating expenses for the year ended December 31, 2007 consisted primarily of professional fees of approximately $1,086,926, management and employee salaries and benefits of approximately $519,402, and stock option expense (employees) of approximately $2,067,966.

Our operating expenses decreased during the year ended December 31, 2008 in comparison to the year ended December 31, 2007 because we have focused primarily on identifying new technologies for potential acquisition, marketing and promotion of services, and on the development of projects. This has decreased travel related expenses and professional fees. Additionally, in fiscal 2008, we incurred significantly less stock option expense related to deferred compensation for consultants and employees than in fiscal 2007.

If we are successful in raising new capital or generating substantial service projects, we would expect our operating expenses to increase as we would have the capital to engage in various oil and gas and mining exploration projects. The increase in operating expenses could result from the hiring of geologists and other oil and gas professionals to assist us in carrying out the farm-in aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Further, if sufficient funding were available, we would contemplate opening a Moscow technology office and a Houston service center which would decrease travel related expenses but would increase office expenses significantly.

Our employee compensation expenses may increase if we are successful in raising new capital. The increase could result from the hiring of geologists, consultants and other oil and gas professionals to assist the Company in carrying out the farm-in aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Alternatively, if sufficient funding were available, we would contemplate opening a Houston office which would decrease travel and entertainment expenses but would increase office expenses significantly.

Write-off of Oil and Gas Properties

During the year ended December 31, 2008, we wrote-off an aggregate of $484,623 in soft development costs principally associated with the acquisition of the Bureau of Land Management land leases in Nevada of $1,662,571. A significant potion of these costs arose from previous payments to the Institute for its services.

During the year ended 2007, we wrote-off $0 of our investment in oil and gas properties.

Interest Income

For the years ended December 31, 2008 and 2007, the net interest expenses were $9,373 and $9,569, respectively.

Net Loss

The net losses for the years ended December 31, 2008 and 2007 were $2,391,614 and $3,153,098, respectively. The decrease in net loss principally resulted from a decrease in operating expenses and a decrease in deferred compensation expenses during the year ended December 31, 2008 compared to the same period in 2007.

Our net loss per common share (basic and diluted) attributable to common shareholders for the years ended December 31, 2008 and 2007 were $0.04 and $0.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the year ended December 31, 2008, our cash increased by $194,983 to $700,001. Of the increase in cash, $291,077 was used by operating activities, $12,828 was used in investing activities, and $500,000 was provided by financing activities.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance. Our operating results are impacted by the health of the North American economy as well as economies worldwide. Our business and financial performance may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, and the reluctance of potential clients to engage in exploration activities in light of recent economic conditions. Additionally, we may experience difficulties in scaling our operations to react to such economic pressures.

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $291,077 for the year ended December 31, 2008, as compared with deficit cash flows of $1,918,014 for the year ended December 31, 2007.

For the year ended December 31, 2008, cash flows used in operating activities resulted in deficit cash flows of $291,077, primarily due to a net loss of $2,391,614, plus non-cash charges of $1,164,774, adjustments for an increase in deferred costs of $600,000, an increase in liabilities of $178,920, and a decrease in accounts payable and accrued expenses of $98,750. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $101,250, amortization of consulting fees of $125,426, charges for stock options issued to an officer of $532,006, and $484,623 in write-offs of oil and gas properties.

For the year ended December 31, 2007, the $1,918,014 of cash used by operating activities resulted from a net loss of $3,153,098, non-cash charges of $2,441,554, adjustments for a decrease in prepaid expenses of $47,313, an increase in other assets of $10,374, and a decrease in accounts payable and accrued expenses of $1,243,409. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $360,800, amortization of consulting fees of $155,307, amortization of deferred compensation (employees) of $2,067,966, charges for salaries converted to equity of $93,381, and warrant issuance expense of $50,130.

Investing Activities

Cash used for investing activities for the years ended December 31, 2008 and 2007 was $12,828 and $9,864, respectively, relating to an increase in oil and gas properties.

Depending on our available funds and other business needs, it is our intention to engage in fee for service activities, and engage in a farm-in strategy during the next twelve months in which we make small investments in the exploration projects of others. There is no assurance we will have the financing to pursue this strategy or if pursued that it will be successful in developing reserves of hydrocarbons.

Financing Activities

For the year ended December 31, 2008, cash provided by financing activities was $500,000, from the sale of preferred stock and warrants. For the year ended December 31, 2007, cash provided by financing activities was $1,377,340, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, a sale of common stock and warrants to an investor totaling $100,000, proceeds from noncontrolling interest in limited partnership of $329,963, and loans from related parties of $447,377.

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

Our current business plan for fiscal 2009 and 2010 calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects. This business plan calls on our company to raise $3 to $5 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

Pursuant to our license agreement and a services agreement with the Institute, we were required to pay the Institute minimum annual fees of at least $600,000. In December 2007, we entered into an agreement with the Institute, pursuant to which the annual license fees due in connection with calendar year were waived. Commencing in 2009, subject to certain financial criteria, the annual license fee was to be payable a rate of no more than $300,000 per year.

The annual fees to the Institute represented a significant continuing obligation. We intended to fund such payment obligations from revenues generated by operations or making alternative arrangements for payment. If our operating activities do not generate enough revenues to finance the minimum annual fees, we would need to use our available working capital to pay such minimum annual fees. If we lack sufficient working capital, we intended to fund such payment obligations in the future through proceeds from the sales of securities or debt or bank financing. Alternatively, we would seek to obtain a waiver or deferral of payment obligations from the Institute. In the event that we become unable to pay the minimum annual fees or to obtain a waiver or deferral of payment obligations from the Institute, we would be in default of our agreements with the Institute and our business will be irreparably impaired, as most of our mapping and analytic services are performed with the use of technology and services obtained from the Institute.

In December 2008, the terms of the license agreement were amended. Pursuant to the license agreement in effect of as December 2008, the Institute will be entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs. Such project payments are not duplicative of any services fees payable by our subsidiary, Terra Insight Services, Inc., to the Institute under the Services Agreement.

Under our business model, we do not anticipate incurring significant research and development expenditures during the next twelve months; however, subject to available capital, we may seek to acquire certain innovative exploration technologies and build geochemical facilities.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open offices in Moscow and Texas .

As of December 31, 2008, we had four paid employees, of which two persons worked on a full-time basis and two worked on a part-time basis. We also had two persons serving as unpaid, non-employee officers of our subsidiaries. We also utilize the services of consultants in connection with certain projects. Our future employment plans are uncertain given our working capital deficit and lack of revenues.

We are seeking to raise $3 to $5 million to pursue development efforts during the next twelve months. We plan to use this money to engage in several farm-in projects. It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of 8 to 12 natural resource interests in U.S. oil and gas prospects. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At December 31, 2008, we had no commitments for financing.

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

GOING CONCERN MATTERS

The reports of the independent registered public accounting firms on our December 31, 2008 and 2007 financial statements included in our Annual Reports for the years ended December 31, 2008 and 2007 states that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During 2008, we focused on restructuring our operations to reduce operating costs and in seeking capital.

The primary issues management will focus on in the immediate future to address the going concern issues include: seeking institutional investors for debt or equity investments in our Company, and initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

To improve our liquidity, our management has been actively pursing additional financing through discussions with investment bankers, venture capital firms and private investors. There can be no assurance that we will be successful in our effort to secure additional financing.

In 2008, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KEMPISTY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Terra Energy & Resource Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Terra Energy & Resource Technologies, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Energy & Resource Technologies, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs PC

Kempisty & Company

Certified Public Accountants PC

New York, New York

April 14, 2009

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

CASH	$ 700,001	$ 505,018
DEFERRED COSTS	600,000	–

TOTAL CURRENT ASSETS	1,300,001	505,018

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	603,456	1,077,291
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (NOTE 6)	120,606	163,038
OTHER ASSETS	10,670	10,374

TOTAL ASSETS	$ 2,034,733	$ 1,755,721

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,043,982	$ 1,265,818
PROMISSORY NOTE PAYABLE	178,920	–
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	447,377
DEFERRED REVENUE	1,455,900	–

TOTAL CURRENT LIABILITIES	3,125,067	1,713,195

SHAREHOLDERS’ EQUITY (DEFICIT)

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000 SHARES ISSUED AND OUTSTANDING: 5,000,000 AT DECEMBER 31, 2008 AND 2,500,000 AT DECEMBER 31, 2007 (NOTE 10)	500	250
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000 SHARES ISSUED AND OUTSTANDING: 58,358,338 AT DECEMBER 31, 2008 AND 57,533,338 AT DECEMBER 31, 2007	5,836	5,753
ADDITIONAL PAID IN CAPITAL	20,943,955	17,613,475
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(61,795)	(104,828)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(2,508,859)	(393,767)
ACCUMULATED DEFICIT	(20,898,921)	(18,507,307)

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(1,090,334)	42,526

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$ 2,034,733	$ 1,755,721

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

REVENUES	$ 62,840	$ –

COST OF REVENUES	–	–

GROSS PROFIT	62,840	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	125,426	408,807
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	532,006	2,067,966
EXPENSE RECOGNIZED ON CHANGE OF INTRINSIC VALUE ON CONVERSION OF WARRANTS	–	50,130
OPERATING COSTS AND EXPENSES	1,426,026	2,331,990
TOTAL OPERATING EXPENSES	2,083,458	4,858,893

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE), ABANDONMENT OF LAND LEASES, FORGIVENESS OF DEBT, NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	(2,020,618)	(4,858,893)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(10,529)	(9,583)
INTEREST INCOME	1,156	14
NET INTEREST INCOME (EXPENSE)	(9,373)	(9,569)

LOSS BEFORE ABANDONMENT OF LAND LEASES, FORGIVENESS OF DEBT, NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	(2,029,991)	(4,868,462)

ABANDONMENT OF LAND LEASES	(484,623)	–
FORGIVENESS OF DEBT	123,000	1,385,401

LOSS BEFORE NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	(2,391,614)	(3,483,061)

NONCONTROLLING INTEREST	–	329,963

NET LOSS	$ (2,391,614)	$ (3,153,098)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.04)	$ (0.06)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	58,156,289	56,972,722

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007

NET LOSS	$ (2,391,614)	$ (3,153,098)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
NONCONTROLLING INTEREST	–	(329,963)
DEPRECIATION	44,469	43,934
COMMON STOCK ISSUED FOR SERVICES	101,250	360,738
AMORTIZATION OF CONSULTING FEES	125,426	155,307
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	532,006	2,067,966
ABANDONMENT OF OIL AND GAS PROPERTIES	484,623	–
FORGIVENESS OF DEBT	(123,000)	–
OFFICER’S SALARY EXPENSE CONTRIBUTED TO EQUITY	–	93,381
EXPENSE RECOGNIZED ON CHANGE OF CONVERSION RATE – WARRANTS	–	50,130
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
DEFERRED COSTS	(600,000)	47,313
OTHER ASSETS	(307)	(10,374)
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	(98,750)	(1,300,673)
PROMISSORY NOTE PAYABLE	178,920	–
DEFERRED REVENUES	1,455,900	–

NET CASH (USED IN) OPERATING ACTIVITES	(291,077)	(1,918,014)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	(12,828)	(9,864)
NET CASH (USED IN) INVESTING ACTIVITIES	(12,828)	(9,864)

NET CASH FROM FINANCING ACTIVITIES:

PROCEEDS FROM NONCONTROLLING INTEREST IN LIMITED PARTNERSHIP	–	329,963
ISSUANCE OF PREFERRED STOCK	500,000	500,000
ISSUANCE OF COMMON STOCK	–	100,000
LOANS (REPAYMENTS) FROM RELATED PARTIES	(1,112)	447,377
NET CASH PROVIDED BY FINANCING ACTIVITIES	498,888	1,377,340

NET CHANGE IN CASH	194,983	(550,538)

CASH - BEGINNING OF YEAR	505,018	1,055,556

CASH – END OF YEAR	$ 700,001	$ 505,018

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Year Ended December 31,
	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ 10,529	$ 9,583
Income taxes	$ 25,749	$ –

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Accrued officers’ salaries converted to equity	$ –	$ 93,381

Value of stock options and warrants granted to employees for services provided to the Company	$ 532,006	$2,067,966

Value of stock options granted to consultant for services provided to the Company	$ 125,426	$ 155,307

Value of common stock issued to consultant for services provided to the Company	$ 101,250	$ 360,738

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

STATEMENT OF SHAREHOLDERS’ EQUITY

						Deferred
						Compensation
						(Consultants)
						and		Total
					Additional	Stock		Shareholders’
	Preferred Stock		Common Stock		Paid-in	Options	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Outstanding	Deficit	(Deficit)
BALANCE - DECEMBER 31, 2006	–	$ –	55,958,338	$5,596	$13,754,551	$ 1,404,839	$(15,354,209)	$ (189,223)

Value of stock options issued to officers	–	–	–	–	–	24,111	–	24,111
Value of stock issued to consultant for services	–	–	75,000	7	20,993	–	–	21,000
Issuance of shares of common stock for cash	–	–	500,000	50	99,950	–	–	100,000
Issuance of stock warrants	–	–	–	–	50,130	–	–	50,130
Value of stock issued to consultant for services	–	–	–	–	97,463	–	–	97,463
Conversion of accrued expenses to equity	–	–	–	–	150,707	–	–	150,707
Value of stock issued to consultant for services	–	–	750,000	75	232,425	–	–	232,500
Value of stock options issued to officers	–	–	–	–	787,535	(393,767)	–	393,768
Value of stock options issued to consultant for services	–	–	–	–	131,256	(65,628)	–	65,628
Value of stock options issued to employees	–	–	–	–	1,650,086	–	–	1,650,086
Value of stock options issued to consultant for services	–	–	–	–	89,679	–	–	89,679
Value of stock issued to consultant for services	–	–	250,000	25	48,950	(39,200)	–	9,775
Issuance of shares of preferred stock for cash	2,500,000	250	–	–	499,750	–	–	500,000
Net loss	–	–	–	–	–	–	(3,153,098)	(3,153,098)
BALANCE - DECEMBER 31, 2007	2,500,000	250	57,533,338	5,753	17,613,475	930,355	(18,507,307)	42,526

Value of stock issued to consultant for services	–	–	825,000	83	101,240	–	–	101,323
Value of stock options issued to consultant for services	–	–	–	–	82,393	43,033	–	125,426
Value of stock options issued to employees	–	–	–	–	2,647,097	(2,115,092)	–	532,005
Issuance of shares of preferred stock for cash	2,500,000	250	–	–	499,750	–	–	500,000
Net loss	–	–	–	–	–	–	(2,391,614)	(2,391,614)
BALANCE - DECEMBER 31, 2008	5,000,000	$500	58,358,338	$5,836	$20,943,955	$(1,141,704)	$(20,898,921)	$ (1,090,334)

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

The consolidated balance sheets of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related statements of operations and cash flows for the years ended December 31, 2008 and 2007 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Services, Inc., a New York corporation (“TISI”), provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. Prior to September 2008, the Company offered similar services through Terra Insight Corporation, a Delaware corporation (“TIC”) formed January 7, 2005. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by an affiliate of the significant shareholder of the Company, and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

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

On January 17, 2006, the Company acquired through TRI a 95% interest in NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”), a Namibia company. In 2006, NamTerra was awarded six licenses by Namibia to explore for diamonds. NamTerra did not commence any exploration activities. In 2008, NamTerra applied for deregistration of its charter.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at December 31, 2008 and 2007. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Terra Insight Technologies Corporation, Terra Insight Services, Inc., and New Found Oil Partners, LP through April 2008. Also included are the accounts of Tierra Nevada Exploration Partners, LP and TexTerra Exploration Partners, LP, drilling partnerships in which a significant shareholder has an economic interest and NamTerra Mineral Resources (Proprietary) Limited, a 95% owned subsidiary by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of the management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Company.

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

Significant Customers

The Company derived all of its revenue for the year ended December 31, 2008 from two customers. The Company had no revenue during the year ended December 31, 2007.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the years ended December 31, 2008 and 2007, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008. Accordingly, weighted average shares outstanding-diluted in 2008 and 2007 include 68,884 and 34,427 shares, respectively.

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

	March 31, 2008 (a)	June 30, 2008	September 30, 2008	December 31, 2008 (a)
Risk-free rate	–	2.42 – 2.98%	1.59	–
Dividend yield	–	0.00%	0.00%	–
Volatility factor	–	1.56	3.41	–
Average life	–	2 to 5 years	4 to 6 years	–

	March 31, 2007 (a)	June 30, 2007 (a)	September 30, 2007	December 31, 2007
Risk-free rate	–	–	4.57%	4.24%
Dividend yield	–	–	0.00%	0.00%
Volatility factor	–	–	1.10	1.10
Average life	–	–	5 years	5 years

(a) No stock options were granted during the three months period.

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2006	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, March 31, 2007	8,605,833	$ 0.51
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding, June 30, 2007	8,605,833	$ 0.51
Granted	7,000,000	0.16
Exercised	–	–
Cancelled/forfeited	(252,500)	(0.51)
Outstanding, September 30, 2007	15,353,333	$ 0.35
Granted	9,700,000	0.22
Exercised	–	–
Cancelled/forfeited	(6,363,333)	(0.49)
Outstanding, December 31, 2007	18,690,000	$ 0.23
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at March 31, 2008	18,690,000	$ 0.23
Granted	4,000,000	0.15
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at June 30, 2008	22,690,000	$ 0.22
Granted	5,000,000	0.46
Exercised	–	–
Cancelled/forfeited	(375,000)	(0.90)
Outstanding at September 30, 2008	27,315,000	$ 0.25
Granted	–	–
Exercised	–	–
Cancelled/forfeited	(350,000)	(0.50)
Outstanding at December 31, 2008	26,965,000	$ 0.25

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at December 31, 2008 and 2007 were in the following exercise price ranges:

	At December 31, 2008
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.11	1,000,000	1.4	$0.11	500,000	$0.11
$0.16	7,000,000	3.6	$0.16	7,000,000	$0.16
$0.165	3,000,000	3.3	$0.165	1,000,000	$0.165
$0.20	2,000,000	3.6	$0.20	–	–
$0.21	500,000	2.7	$0.21	500,000	$0.21
$0.22	9,950,000	3.7	$0.22	9,950,000	$0.22
$0.40	1,000,000	3.6	$0.40	–	–
$0.50	15,000	1.5	$0.50	15,000	$0.50
$0.60	1,000,000	4.6	$0.60	–	–
$0.80	500,000	1.5	$0.80	500,000	$0.80
$0.90	1,000,000	5.6	$0.90	–	–
	26,965,000	3.6	$0.25	19,465,000	$0.21

	At December 31, 2007
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.16	7,000,000	4.6	$0.16	3,500,000	$0.16
$0.21	500,000	3.7	$0.21	500,000	$0.21
$0.22	9,950,000	4.7	$0.22	9,950,000	$0.22
$0.50	365,000	0.8	$0.50	365,000	$0.50
$0.80	500,000	2.5	$0.80	500,000	$0.80
$0.90	375,000	3.2	$0.90	375,000	$0.90
	18,690,000	4.5	$0.23	15,190,000	$0.25

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK BASED COMPENSATION (CONTINUED)

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

For the years ended December 31, 2008 and 2007, compensation expense related to the amortization of deferred compensation (employees) amounted to $532,006 and $2,067,966, respectively. Deferred compensation (employees) on the balance sheet is $2,508,859 and $393,767 at December 31, 2008 and 2007, respectively.

Consultants

In May 2008, the Company granted stock options to an outside consultant to purchase 1,000,000 shares of common stock, exercisable for two years at $0.11 per share. Stock options to purchase 250,000 shares vested on August 1, 2008 and additional stock options to purchase 250,000 shares vested on November 1, 2008. The other 500,000 stock options are to vest in equal installments on each of the following dates: February 1, 2009 and May 1, 2009. The total grant date fair value of the options was $82,393.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK BASED COMPENSATION (CONTINUED)

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

For the years ended December 31, 2008 and 2007, compensation expense related to the amortization of deferred compensation (consultants) amounted to $0 and $408,807, respectively. Deferred compensation (consultants) on the balance sheet is $61,795 and $104,828 at December 31, 2008 and December 31, 2007, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OIL AND GAS PROPERTIES

TexTerra

On January 26, 2006, TexTerra Exploration Partners, LP entered into a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children’s Trust No. 1, dated January 10, 2006. The Farmout Agreement related to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas (the “Bellows Lease”). TexTerra’s leasehold interest was subject to an approximate 25% royalty interest held by the assignors of the Bellows Lease to Davidson and the Johnson Children’s Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children’s Trust, on the one hand, and TexTerra, on the other hand.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	OIL AND GAS PROPERTIES (CONTINUED)

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

Tierra Nevada

In September 2005, the Company through its wholly-owned subsidiary, Tierra Nevada Exploration Partners, LP, a wholly-owned subsidiary of the Company, was the successful bidder in auctions for nine separate oil and gas leases on Federal lands in the State of Nevada, conducted by the Bureau of Land Management (BLM), an agency within the U.S. Department of the Interior. The parcels total 15,439 acres, at an aggregate purchase price of $435,516. Leases from BLM are for a primary term of 10 years, and continue beyond the primary term as long as the lease is producing, as defined. Rental is $1.50 per acre for the first 5 years ($2 per acre after that) until production begins. Once a lease is producing, the BLM charges a royalty of 12.5% on the production. The bids were made without detailed knowledge of the condition of the properties, their suitability for oil and gas operations, the history of prior operations on such properties, if any, or the potential economic significance of the property. The leases became effective on November 1, 2005. In 2007, Tierra Nevada elected to forego making payment on the annual rental on the leases. Under the lease terms, the lack of payment of annual rental would result in termination of the leases.

On December 13, 2005, Tierra Nevada submitted bids at a competitive oral sale of Federal lands in the State of Nevada for oil and gas leasing, conducted by the Bureau of Land Management, an agency within the U.S. Department of the Interior. Tierra Nevada’s bids for two separate parcels of land, totaling approximately 1,240.44 acres, were accepted at the auction, at an aggregate price of approximately $30,935. These two leases commenced on January 1, 2006 and terminated in 2007. In 2007, Tierra Nevada elected to forego making payment on the annual rental on the leases. Under the lease terms, the lack of payment of annual rental would result in termination of the leases.

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

In 2008, Tierra Nevada received notice of the terminations of the leases that became effective as of November 1, 2005 for failure to pay the annual rental on the leases. The notice stated that the terminations were effective as of November 1, 2007.

In the year ended December 31, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company’s oil and gas investments, net of write-offs, were $603,456 and $1,077,291 as of December 31, 2008 and 2007, respectively.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at December 31, 2008 and 2007 consisted of the following:

	Estimated Useful Lives – Years	December 31, 2008 Amount	December 31, 2007 Amount
Computer Equipment	5	$ 97,140	$ 95,715
Computer Software	3	613	–
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		250,895	248,857
Less accumulated depreciation		(130,289)	(85,819)
		$ 120,606	$ 163,038

Depreciation expense for the years ended December 31, 2008 and December 31, 2007 were $44,469 and $43,934, respectively.

7.	INCOME TAXES

At December 31, 2008, the Company has an aggregate deferred tax asset of approximately $10,027,000, representing the net operating loss carry forwards which expire in 2021 through 2028.

The following summarizes the provision for income taxes for the year ending December 31, 2008:

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INCOME TAXES (CONTINUED)

	At December 31, 2008

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$ (2,391,614)	–	$ (2,391,614)
Tax Benefit (Expense)	813,149	–	813,149
Total	1,578,465	–	1,578,465
Valuation Allowance	(1,578,465)	–	(1,578,465)
Net Provision for Income Tax	–	–	–
Net Loss	$ (2,391,614)	–	$ (2,391,614)

At December 31, 2008

Currently payable	$ –
Deferred tax (benefit)	(1,578,465)
Total	(1,578,465)
Valuation allowance	1,578,465
Net provision for income taxes	$ –

At December 31, 2007, the Company has an aggregate deferred tax asset of approximately $8,449,000, representing the net operating loss carry forwards which expire in 2021 through 2027.

The following summarizes the provision for income taxes for the year ending December 31, 2007:

	At December 31, 2007

		Noncontrolling	Controlling
	Consolidated	Interest	Interest

Loss before Income Taxes	$ (3,483,061)	$ 329,963	$ (3,153,098)
Tax Benefit (Expense)	1,053,905	(110,935)	1,164,840
Total	(2,429,156)	219,028	(1,988,258)
Valuation Allowance	(1,053,905)	110,935	(1,164,840)
Net Provision for Income Tax	( – )	( – )	( – )
Net Loss	$ (3,483,061)	$ 329,963	$ (3,153,098)

At December 31, 2007

Currently payable	$ –
Deferred tax (benefit)	(1,053,905)
Total	(1,053,905)
Valuation allowance	1,053,905
Net provision for income taxes	$ –

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS

Technology License Agreement and Services Agreement

The Company, through its subsidiary, Terra Insight Corporation, licensed, under a 32-year license agreement entered into January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Technology License Agreement”), certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by an affiliate of the significant shareholder of the Company. Under the Technology License Agreement, the Company was required to pay the Institute an annual license fee of $600,000 (subject to certain deferrals and credits as specified in the Technology License Agreement and the Services Agreement described below), payable on or before December 31 of each year. Commencing in 2008, the annual license fee was to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year.

The Technology License Agreement, pursuant to the July 23, 2007 amendment, provided for the deferral of the annual license fee due for calendar year 2007. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute was entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute was also entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farm-in or farm-out agreements with third parties), the Institute was entitled to payments equal to 20% of the net revenues received by TIC from such farm-in and/or farm-out agreements. For non-internal projects, the Institute was entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments was to be payable only after the Company generates over $1,000,000 in net revenues from service projects.

The Company, through its subsidiary, Terra Insight Corporation, entered into a services agreement with the Institute on January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Services Agreement”), for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies. Under the terms of the Services Agreement, the Institute was to perform certain contract services for the Company for a service fee at the rate of (i) no more than 40% to 60% of its published rates depending on the nature of the requested services or (ii) no more than 10% over cost, subject to an annual minimum charge of $500,000. Commencing in 2008, the minimum annual service fee was to increase by the lesser of 4% or the percentage increase in the Consumer Price Index using 2007 as the base year.

The Services Agreement, pursuant to the July 23, 2007 amendment, provided for the deferral of any services fee attributable to the Company’s internal projects. Commencing in 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute was entitled to payment on the deferred services fee at a rate of no more than $300,000 per year.

Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees paid by the Company pursuant to the Technology License Agreement was to be credited against service fees pursuant to the Services Agreement, and further provided, that in any calendar year in which the Company’s revenues are less than $6 million, the minimum annual services fee was to be offset against the annual license fee payable to the Institute.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS (CONTINUED)

In December 2007, the Company and the Institute entered into an agreement, effective December 27, 2007, that modified the terms of the Technology License Agreement, pursuant to which, the deferred annual license fee pursuant to the Technology License Agreement and the deferred minimum annual services fee pursuant to the Services Agreement attributable to the period January 1, 2007 through December 31, 2008 was waived.

In December 2008, the Company entered agreements, dated as of December 15, 2008, with the Institute which revised the terms of the existing technology license agreement and the related services agreement with the Institute. Pursuant to agreements, the technology license agreement and the related services agreement between the Institute and Terra Insight Corporation were terminated, and replaced with a technology license agreement and a services agreement between the Institute and Terra Insight Services, Inc.

Under the Technology License Agreement, dated as of December 15, 2008, Terra Insight Services, Inc., has an exclusive, worldwide renewable license for a 30-year term from December 2005 for the commercial use of all of the technology of the Institute. Pursuant to the license, the Institute will be entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs. Such project payments are not duplicative of any services fees payable by Terra Insight Services, Inc. to the Institute under the Services Agreement. Under the license agreement, Terra Insight Services, Inc. has an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of (i) June 30, 2012 or (ii) the termination of the license agreement.

In connection with the Technology License Agreement, our subsidiary, Terra Insight Services, Inc., also entered into a Services Agreement, dated as of December 15, 2008, with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us. In connection with services provided by the Institute, the Institute will be entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

Operating Lease

The Company subleased office space from one of its directors on a month-to-month basis pursuant to an oral agreement from January 1, 2007 to March 31, 2007. Rent expense was $8,000 per month. Since April 1, 2007, substantially reduced office space has been leased from a third party and the rent expense is $2,000 per month through August 2008, and $2,500 per month thereafter. Total rent expense related to the office facility amounted to $26,500 and $42,000 for the years ended December 31, 2008 and 2007, respectively.

In January 2007, the Company leased an apartment in Moscow, Russia, at a monthly rent of $5,000, for use by executives of the Company when visiting Moscow. For the year ended December 31, 2007, rent expense amounted to $5,000. The lease was terminated as of January 30, 2007.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS (CONTINUED)

Legal Services

The Company paid or accrued legal fees for years ended December 31, 2008 and 2007 of $309,644 and $367,881, respectively, to a law firm which is owned by a former director, former officer, and a current minority shareholder of the Company. In December 2007, the law firm agreed to waive legal fees in the amount of $477,953.

Loans

As of December 31, 2008, an officer, a former officer, and a former director loaned the Company an aggregate of $406,297, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

Waiver of Salaries

In October 2007, two executives agreed to waive accrued salaries totaling approximately $295,529.

9.	COMMITMENTS AND CONTINGENCIES

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Minimum annual rental costs under the lease for a former office on 57th Street in New York City were $55,200. The lease expired on December 31, 2007.

The Company terminated its Moscow, Russia apartment effective January 30, 2007.

Vendor

Tierra Nevada recorded approximately $85,400 in account payable to a vendor based on contract terms. The vendor claims that the amount due should have been approximately $235,000 since September 2006, which Tierra Nevada disputes, and claims substantial interest on the $235,000 amount, claiming that the amount due is approximately $476,000 as of December 2008. Tierra Nevada disputes the principal amount and the interest the vendor claims is owed.

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

On or about December 11, 2008, Illinois National Insurance Company filed a complaint before the Civil Court of the City of New York, Case No. 74698/08, against Terra Insight Corporation, alleging failure to pay insurance premiums in the amount of $10,598.

11.	PREFERRED STOCK

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

	Year Ended December 31, 2008
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total
REVENUES	$ 62,840	$ –	$ –	$ 62,840
COST OF SALES	–	–	–	–
GROSS PROFIT	62,840	–	–	62,840

OPERATING COSTS AND EXPENSES	–	(2,083,458)	–	(2,083,458)

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE), ABANDONMENT OF LAND LEASES, FORGIVENESS OF DEBT, NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	–	(2,020,618)	–	(2,020,618)

NET INTEREST INCOME (EXPENSE)	–	(10,529)	–	(10,529)

LOSS BEFORE ABANDONMENT OF LAND LEASES, FORGIVENESS OF DEBT, NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	–	(2,029,991)	–	(2,029,991)

ABANDONMENT OF LAND LEASES	–	(484,623)	–	(484,623)
FORGIVENESS OF DEBT	–	123,000	–	123,000

LOSS BEFORE NONCONTROLLING INTEREST AND PROVISION FOR INCOME TAXES	–	(2,391,614)	–	(2,391,614)

NET PROFIT (LOSS)	$ 62,840	$ (2,328,774)	$ –	$ (2,391,614)

	Year Ended December 31, 2007
	Mapping Services	Oil and Gas Operations	Diamond Operations	Total
REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(4,858,893)	–	(4,858,893)
WRITE OFF OF OIL AND GAS PROPERTIES	–	–	–	–
OTHER INCOME (EXPENSE):
NET INTEREST EXPENSE	–	(9,569)	–	(9,569)
TOTAL COSTS AND EXPENSES	–	(4,868,462)	–	(4,868,462)

FORGIVENESS OF DEBT AND ACCRUED PAYROLL		1,385,401	–	1,385,401
PROFIT (LOSS) BEFORE PROVISION FOR
NONCONTROLLING INTERESTS AND
INCOME TAXES	–	(3,483,061)	–	(3,483,061)
NONCONTROLLING INTEREST	–	329,963	–	329,963
PROVISION FOR INCOME TAXES (NOTE 8)	–	–	–	–

NET PROFIT (LOSS)	$ –	$ (3,153,098)	$ –	$ (3,153,098)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	SUBSEQUENT EVENTS

Effective March 27, 2009, pursuant to an Exchange Agreement, dated as of March 19, 2009, Esterna Ltd., a Cypriot limited company, converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

Effective March 27, 2009, the Company closed upon two separate Securities Purchase Agreements, each dated as of March 19, 2009, with each of Dmitry Vilbaum, the Company’s Chief Executive Officer, and an entity controlled by Dr. Alexandre Agaian, the Company’s President, pursuant to which they purchased an aggregate of 20,000,000 shares of the Company’s common stock and 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000. The Company applied the proceeds to its working capital.

On March 27, 2009, pursuant to a Securities Purchase Agreement, dated as of March 19, 2009, with Sergey Sulgin, an individual accredited investor, the Company sold 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000. As conditions to the investment, the investor required, among other things, that: the Company’s Board of Directors shall initially consist of five persons, Alexandre Agaian, Dmitry Vilbaum, one individual nominated by Esterna Ltd., and two nominees of the investor; Esterna shall have exchanged all of its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of common stock and all of its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants; and each of the Company’s two principal officers, Alexandre Agaian and Dmitry Vilbaum, shall have made an equity investment of $100,000 for 10,000,000 shares of common stock and 10,000,000 common stock purchase warrants. The Company applied the proceeds to its working capital.

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, for a term of one year, pursuant to which the Company issued him warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 31, 2007, the Company dismissed Rosen Seymour Shapss Martin & Company LLP (“RSSM”) as the Company’s independent registered public accounting firm. There were no disagreements with RSSM on the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2008. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

In December 2008, we entered agreements, dated as of December 15, 2008, with The Institute of Geoinformational Analysis of the Earth which revised the terms of the existing technology license agreement and the related services agreement with the Institute. Pursuant to agreements, the technology license agreement and the related services agreement between the Institute and our subsidiary, Terra Insight Corporation, were terminated, and replaced with a technology license agreement and a services agreement between the Institute and our subsidiary, Terra Insight Services, Inc.

Under the Technology License Agreement, dated as of December 15, 2008, we have, through our subsidiary, Terra Insight Services, Inc., an exclusive, worldwide renewable license for a 30-year term from December 2008 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. Pursuant to the license, the Institute will be entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs. Such project payments are not duplicative of any services fees payable by Terra Insight Services, Inc. to the Institute under the Services Agreement. Under the license agreement, Terra Insight Services, Inc. has an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of (i) June 30, 2012 or (ii) the termination of the license agreement.

In connection with the Technology License Agreement, our subsidiary, Terra Insight Services, Inc., also entered into a Services Agreement, dated as of December 15, 2008, with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us. In connection with services provided by the Institute, the Institute will be entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

Effective March 27, 2009, two directors, Evgeny Roytman and Dmitri Moiseyev, who served on the Company’s Board of Directors as nominees of Esterna resigned.

Effective March 27, 2009, Sergey Sulgin and Roman Rozenberg were appointed to serve on the Company’s Board of Directors.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Directors and Executive Officers

The following table sets forth our directors and executive officers as of December 31, 2008.

Name	Age	Position
Dmitry Vilbaum	40	Chief Executive Officer and a Director
Dr. Alexandre Agaian	57	President, Principal Financial Officer and a Director
Mikhail Gamzin	43	Director
Evgeny Roytman	42	Director
Dmitri Moiseyev	37	Director
Ivan Raylyan	42	Chief Executive Officer of Terra Insight Technologies Corporation
Kenneth Oh	37	Secretary
Elena Palgova	34	Secretary of company subsidiaries

The biographies of persons who are not directors are set forth under the heading “Executive Officers of the Registrant” under Item 1 of Part I of this report.

Dmitry Vilbaum, Chief Executive Officer and a Director

Dmitry Vilbaum has served as Chief Executive Officer and as a member of the board of directors of the Company since July 10, 2007. Previously, Mr. Vilbaum served as its President from July 10, 2007 to July 21, 2008, and as its Chief Operating Officer from June 13, 2005 to July 10, 2007. He has served in the following capacities with respect to the Company’s subsidiaries: as Chief Executive Officer, President, and as a Director of Terra Insight Corporation (“TIC”), from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TIC from December 29, 2005 to July 10, 2007; as Chief Executive Officer and President of Terra Resources, Inc. (“TRI”) since July 10, 2007; Treasurer of TRI since July 24, 2008; as a Director of TRI from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TRI from December 29, 2005 to July 10, 2007; as Chief Executive Officer and President of Terra Insight Technologies Corporation (“TITC”) from July 10, 2007 to July 24, 2008; as a Director of TITC from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TITC from August 24, 2006 to July 10, 2007; as Chief Executive Officer, President and as a Director of Terra Resource Operations Co., Inc. (“TROC”) since July 10, 2007; as Chief Operating Officer of TROC from March 20, 2006 to July 10, 2007; as Chief Executive Officer and President of Terra Insight Services, Inc. (“TISI”) since December 6, 2007; as a Director of TISI from December 6, 2007 to July 24, 2008; as Director of NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”) since January 17, 2006. From June 2005 to March 2006, Mr. Vilbaum was employed by Law Offices of Dan Brecher on a part-time basis. From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank’s information technology department. From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP., as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

Dr. Alexandre Agaian, President and Principal Financial Officer, and a Director

Dr. Agaian has served as President of the Company since July 21, 2008, and as Principal Financial Officer and as a member of the board of directors of the Company since July 24, 2008. He serves in the following capacities with respect to the Company’s subsidiaries since July 24, 2008: Chief Executive Officer, President and Treasurer of TIC; Director of TRI; Director and Treasurer of TITC since July 24, 2008; Director of TISI. He co-founded, in May 2007, Helios Petroleum Holding, AG, a Swiss company developing and operating mini-refineries in Russia, and serves as its President and as a member of its Board of Directors. From 2005 to 2007, Dr. Agaian, through his private consulting company, Balance Capital, LLC, participated in structuring several oil and gold projects in Kazakhstan and Ukraine. From May 2003 to July 2005, Dr. Agaian served as President and Chief Executive Officer of BMB Munai, Inc, an oil and gas exploration and production company. Dr. Agaian was one of the founders and member of the Board of Directors of BMB Munai. In 1994, Dr. Agaian founded ANBI Corporation, a New Jersey corporation with business interests and relationships in Russia, Ukraine and Kazakhstan. In 1989, Dr. Agaian co-founded the All-Russian Association of Commercial Banks, a non-commercial organization in the former Soviet Union, and served as Vice President until 1992. In 1988, Dr. Agaian founded the first commercial bank in the USSR, The Innovation Bank of Saint-Petersburg, and served as its Chief Executive Officer until 1994. In 1993, Dr. Agaian was elected as a Corresponding Member of the Engineering Academy of St. Petersburg (Russia). From 1985 to 1988, Dr. Agaian served as Chief Information Officer at the Bank for Industry and Construction. From 1973 until 1985, Dr. Agaian performed scientific work at different research centers and institutes in Tbilissi, Moscow and Leningrad. Dr. Agaian graduated from the State University of Tbilissi (Georgia, former USSR) in 1973, summa cum laude, with a degree in applied cybernetics. He received a Ph.D. in 1980 from The Academy of Science in Moscow in the field of computer networking.

Mikhail Gamzin, Director

Mr. Gamzin joined our Board of Directors on April 23, 2008. Since 2003, Mr. Gamzin has been the Chief Executive Officer and Managing Partner of the Russian Technologies Venture Fund, a venture capital fund in Russia, backed by the Alfa Group Consortium, and is a principal of Russian Technologies Investment Consultants Limited, a management consulting company for the fund and other entities. Since 2001, Mr. Gamzin has been a member of the Alfa Group Consortium, a privately owned Russian financial industrial conglomerate. Since 2003, Mr. Gamzin has been a member of the Administrative Council of the Russian Private Equity and Venture Capital Association. From 2001 to 2003, Mr. Gamzin was Chief Executive Officer and a director of United Food Company Ltd., Moscow, Russia. From 1996 to 2001, Mr. Gamzin was Chairman of the Board of Intec Group, a sugar and grain business which in 2001 merged with Alfa Group's sugar business to create United Food Company. Mr. Gamzin graduated from Moscow Commercial Institute in 1989 with a Master of Economics.

Evgeny Roytman, Director

Mr. Roytman joined our Board of Directors on April 23, 2008. Since 2003, Mr. Roytman has been Chief Executive Officer of Kolangon-optim LLC (Moscow, Russia), a company working in the sphere of digital and mobile television formats. Since 2006, Mr. Roytman has been a director of Dominanta LLC (Moscow, Russia). Since 2005, Mr. Roytman has been a director of Dicom LLC (Moscow, Russia). From 2003 to 2007, Mr. Roytman served as a Chief Executive Officer of MediaTrust LLC (Moscow, Russia). From 2000 to 2002, Mr. Roytman served as Chief Executive Officer of NTV - Internet ZAO (Moscow, Russia). Mr. Roytman graduated from Moscow State Technologic University ‘Stankin’ in 1992 with a Master of Science.

Dmitri Moiseyev, Director

Mr. Moiseyev joined our Board of directors on July 24, 2008. Since May 2008, Mr. Moiseyev has been Investment Director at Technoprom Investment Corp., and employed by its management consulting company, RTIC Russian Technologies Investment Consultants Limited. He was a Director with Infort Capital from October 2007 to March 2008. From May 2002 to September 2007, he served as Senior Portfolio Manager for Berkeley Capital Partners, West Siberia Venture Fund of European Bank for Reconstruction and Development (EBRD). He also served as a director for the following portfolio companies: ZAO NPK Katren from May 2002 to June 2005; MS United Group from June 2002 to October 2003; and SK Press from May 2005 to September 2007. From 1999 to 2002, he served as Vice President on Business Development at National Timber Company, a Sputnik Funds portfolio company. From 1997 to 1999, he served as an Associate for Russia Partners Management, a private equity investment fund. From 1995 to 1996, he worked at Arthur Andersen in Moscow, Russia. He received a graduate diploma in Economics from Moscow State University in 1996.

Recent Changes on the Board of Directors

Effective March 27, 2009, two directors, Evgeny Roytman and Dmitri Moiseyev, who served on the Company’s Board of Directors as nominees of Esterna resigned.

Effective March 27, 2009, Sergey Sulgin and Roman Rozenberg were appointed to serve on the Company’s Board of Directors.

Sergey Sulgin, age 35, became a director on March 27, 2009. Since 2003, he has been principal executive of GMCS, a technology company in Russia. He is also the Chairman of Compulink, a technology company in Russia. From 1999 to 2003, he served as Business Development Director at GMCS. Since 2005, Mr. Sulgin was an employee of Terra Insight Corp., a Florida corporation. From 1997 to 1999, he served as Development and Localization Director at the Russia representative office of Baan Company. From 1996 to 1997, he was a Program Manager with Epicor (Platinum Software Russia). From 1995 to 1996, he served as Project Manager for Epicor. From 1993 to 1995, he served as a consultant to TengizShevrOil (Chevron-Kazakhstan Government Joint Venture) in Kazakhstan. Mr. Sulgin received a Bachelor of Arts degree in 1995 from Lomonosov Moscow State University.

Roman Rozenberg, age 46, became a director on March 27, 2009. Since June 2007, Mr. Rozenberg is President of Simbiotel, a Cypress telecommunication company that provides innovative software and communication services for mobile phones in GSM networks. Mr. Rozenberg previously served as the Company's Chief Executive Officer from May 19, 2005 to July 10, 2007, as President from September 30, 2006 to July 10, 2007, and as a director from May 19, 2005 to July 10, 2007.   From January 7, 2005 to July 10, 2007, Mr. Rozenberg served as Chief Executive Officer and a director of the Company's subsidiary, Terra Insight Corporation. From March 2004 through January 2005, Mr. Rozenberg served as Vice President of TelcoEnergy, Inc. From February 2002 through March 2004, Mr. Rozenberg served as Chief Executive Officer of Syntaz, Inc. He served as President and Chief Technology Officer of Machblade Technologies from 2002 to 2004. From September 1999 through February 2002, Mr. Rozenberg served as President and Chief Technology Officer of Biolink Technologies International, Inc. From 1997 to 1998, he served as Managing Director, CIS operations for Baan Company, N.V., the leading Dutch software developer. Prior to that he was with Price Waterhouse Coopers from 1995 to 1997 in the position of Senior Manager where he advised number of large Russian companies including Gazprom on vast array of business issues. Mr. Rozenberg received a Bachelor of Science degree in electrical engineering in 1986 and a Masters of Sciences degree in Information Systems Engineering in 1989 from Polytechnic University (formerly known as Polytechnic Institute of New York).

Additional Information about Officers and Directors

Our executive officers or directors are not associated with another by family relationships. None of our directors or officers serves as a director of another reporting company. Based solely in reliance on representations made by our officers and directors, during the past five years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership. Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person. As of the year ended December 31, 2008, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have not yet implemented a code of ethics applicable to our directors, officers and employees. Our present business operations were only recently commenced, and we have had a small number of employees since inception, many of whom were officers and officers simultaneously. We expect to adopt a code of ethics during calendar year 2009.

Board of Directors, Committees and Meetings

Our directors are to be elected annually and to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Our Board of Directors does not currently maintain a separately-designated standing audit, nominating, or compensation committee, or other similar committee, of the Board of Directors, and we do not have audit, nominating, or compensation committee, or other similar charter. Members of our Board of Directors are responsible for matters typically performed by such audit, nominating, compensation or other similar committees. No person serving on our Board of Directors qualifies as a financial expert. As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, we have not established separate Board committees.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the compensation we paid to our Chief Executive Officer and our two other most highly compensated executive officers who served at the end of our last fiscal year (collectively, the “Named Executive Officers”).

Name and Principal Position	Year (a)	Salary ($)(b)	Bonus ($)(c)	Option Awards ($)(d)(e) (f)(g)(h)(i)	All Other Compensation ($)(i)	Total ($)
Dmitry Vilbaum	2008	132,885	–	328,139	–	461,024
Chief Executive Officer	2007	5,769	–	523,122	–	528,891
Dr. Alexandre Agaian	2008	92,308	20,000	–	–	112,308
President and Principal Financial Officer
Ivan Raylyan	2008	–	–	65,628	–	65,628
Chief Executive Officer of subsidiary	2007	–	–	514,021	–	514,021

(a)	Mr. Agaian joined the Company on July 21, 2008.
(b)	For fiscal 2007, refers to salaries actually paid, and does not include accrued salaries, in the amounts of $134,135 for Mr. Vilbaum and $63,942 for Mr. Raylyan, which were waived in 2007.
(c)	For Mr. Agaian, the amount refers to a cash sign-on bonus.
(d)

Represents the stock-based compensation recognized in accordance with SFAS No. 123(R). Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of option awards are discussed in Note 4 to the consolidated financial statements.

(e)

On August 13, 2007, we granted 5 million stock options to Mr. Vilbaum and 1 million stock options to Mr. Raylyan, in each case, exercisable for five years at $0.16 per share, of which 50% vested on the grant date and the other half vested on August 13, 2008. The total grant date fair values of the awards to Mr. Vilbaum and Mr. Raylyan were $656,279 and $131,256, respectively.

(f)

On October 1, 2007, we granted 1 million stock options to Mr. Vilbaum, and 2.5 million stock options to Mr. Raylyan, in each case, exercisable for five years at $0.22 per share. The total grant date fair values of the awards to Mr. Vilbaum and Mr. Raylyan were $179,357 and $448,393, respectively.

(g)

On April 17, 2006, we granted 50,000 stock options to Mr. Vilbaum, exercisable for five years at $1.38 per share, which vested at the rate of 25% per quarter following the grant date, with 75% vesting in fiscal 2006 and 25% vesting in fiscal 2007. The total grant date fair value of the award was $62,500. The stock options were subsequently terminated in fiscal 2007.

(h)

On April 23, 2008, we granted 3 million stock options to Mr. Vilbaum, exercisable at $0.165 per share. Stock options to purchase 1 million shares vested on April 23, 2008 and expire on April 22, 2011. The total grant date fair value of those options was $138,238. Stock options to purchase an additional 1 million shares are to vest on April 23, 2009 and to expire on April 22, 2012. The total grant date fair value of those options was $147,425. Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013. The total grant date fair value of those options was $153,172.

(i)

In 2008, we granted Mr. Agaian 5 million stock options, which remain subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest on July 21, 2009; one million stock options, exercisable for five years at $0.60 per share, to vest on July 21, 2010; and one million stock options, exercisable for six years at $0.90 per share, to vest on July 21, 2011. The total grant date fair values of such options were $365,323, $376,414, $581,313, and $885,122, respectively. Effective March 27, 2009, Dr. Alexandre Agaian elected to forfeit the five million stock options granted to him under his Employment Agreement, dated as of July 21, 2008.

(j)	This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000.

In general, compensation payable to a Named Executive Officer consists of a base salary. We had written employment agreements with our Chief Executive Officer and President during our 2008 fiscal year. Prior to entering those agreements, at various times, we have granted stock options to a Named Executive Officer at such times as determined by the Board of Directors. Our compensation system has generally not been tied to performance based conditions other than the passage of time. Mr. Agaian’s employment agreement provides for eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, however, the Board has not yet adopted the criteria for such bonus.

Employment Agreement with CEO

On April 23, 2008, the Company entered into an employment agreement with Dmitry Vilbaum, the Company’s Chief Executive Officer, effective April 23, 2008. Mr. Vilbaum is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. Also, under the employment agreement, Mr. Vilbaum is entitled to medical and dental insurance, twelve sick days per year, three weeks vacation, and participation in employee benefit plans that the Company may adopt. In connection with the employment agreement, the Company granted to Mr. Vilbaum stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1 million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1 million shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013. The employment term is for a period of up to three years. The Company may earlier terminate the employment of Mr. Vilbaum under the employment agreement for the following reasons: (a) death; (b) because of physical injury or illness if Mr. Vilbaum is unable to materially perform his duties; (c) upon two months’ prior written notice, if determined by majority vote of the Company’s Board of Directors at a duly constituted meeting; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Mr. Vilbaum’s employment for any reason other than for cause, the Company is to pay him four months of salary as severance.

Prior to entering the employment agreement described above, Mr. Vilbaum worked as an at-will employee with a base annual salary at the rate of $100,000 for calendar year 2008. In December 27, 2007, our three-year employment agreement with Mr. Vilbaum, effective as of June 13, 2005, as may have been amended and supplemented, was terminated. The employment agreement had provided for an initial annual base salary, for services on a part-time basis, of $100,000 for fiscal year 2005. In fiscal year 2006, Mr. Vilbaum was paid at the rate of $125,000 through March 2006, when his salary was increased to the rate of $150,000 per year. Beginning in late 2006, Mr. Vilbaum was paid at the rate of fifty percent of his stated salary until February 2007, when we ceased making all employee salary payments. In 2007, Mr. Vilbaum waived all accrued salary due to him through December 27, 2007. In 2005, under the employment agreement, we granted him five-year stock options to purchase 413,333 shares of our common stock, exercisable for five years at $0.80 per share, and he also held 500,000 stock options granted on June 29, 2005, 250,000 stock options granted on December 29, 2005, and 50,000 stock options granted on April 17, 2006. In October 2007, those stock options were cancelled. At December 31, 2007, Mr. Vilbaum held 250,000 stock options granted on September 25, 2006, 5,000,000 stock options granted on August 13, 2007, and 1,000,000 stock options granted on October 1, 2007. Under the employment agreement, he was also entitled to receive reimbursement for reasonable travel and other business related expenses, four weeks vacation, and medical and dental insurance. We were also providing to Mr. Vilbaum certain life insurance and long-term care insurance coverage.

Employment Agreement with President

On August 29, 2008, the Company entered into employment agreement, dated as of July 21, 2008, with Dr. Alexandre Agaian, who joined the Company as the Company’s President on July 21, 2008. The thee year employment agreement provides for: a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which he would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of his base salary, for achievement of more than 120% of the performance target; and, a grant of stock options to purchase up to 5 million shares of the Company’s common stock, subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, to vest upon completion of the third year of service. The employment agreement may be earlier terminated for the following reasons: (a) death; (b) because of physical injury or illness, upon 30 days’ prior written notice, if Dr. Agaian is unable to materially perform his duties for a continuous period of 120 days with no expectation of return within a reasonable time; (c) upon three months’ prior written notice, at the option of either Dr. Agaian or the Company, without cause, in which event the Company shall have the right to require Dr. Agaian not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Dr. Agaian’s employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination and stock options are to vest on the next anniversary date following the date of termination shall become vested. Effective March 27, 2009, Dr. Agaian elected to forfeit the five million stock options granted to him under his Employment Agreement, dated as of July 21, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the Named Executive Officers as at December 31, 2008. We have not granted stock awards to a Named Executive Officer.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (a)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dmitry Vilbaum	250,000	–	–	0.21	9/24/2011
Dmitry Vilbaum	5,000,000	–	–	0.16	8/12/2012
Dmitry Vilbaum	1,000,000	–	–	0.22	9/30/2012
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2011
Dmitry Vilbaum	–	1,000,000	–	0.165	4/23/2012
Dmitry Vilbaum	–	1,000,000	–	0.165	4/23/2013
Dr. Alexandre Agaian	–	2,000,000	–	0.20	7/21/2012
Dr. Alexandre Agaian	–	1,000,000	–	0.40	7/21/2012
Dr. Alexandre Agaian	–	1,000,000	–	0.60	7/21/2013
Dr. Alexandre Agaian	–	1,000,000	–	0.90	7/21/2014
Ivan Raylyan	250,000	–	–	0.21	9/24/2011
Ivan Raylyan	1,000,000	–	–	0.16	8/12/2012
Ivan Raylyan	2,500,000	–	–	0.22	9/30/2012

(a)	Effective March 27, 2009, Dr. Agaian elected to forfeit the five million stock options granted to him under his Employment Agreement, dated as of July 21, 2008.

Stock Incentive Plan

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. The purposes of the plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders. The plan is administered by the Board of Directors. The plan prohibits the repricing of awards. The maximum aggregate number of shares of common stock that may be granted under the plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options. The evergreen provision provides that for a period of nine years from the adoption date of the plan, the aggregate number of shares of common stock that is available for issuance under the plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors. Unless terminated earlier by the Board of Directors, the plan will terminate on December 28, 2015. As of December 31, 2008, no shares have been issued under the plan and there were no outstanding stock options under the plan.

Director Compensation

In fiscal year 2008, we did not compensate directors for their services on the Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The tables below set forth information, as of December 31, 2008, concerning the shares of our common and preferred stock beneficially owned by each director, by each Named Executive Officer, and by all of our officers and directors as a group, and (ii) by each person whom we know beneficially own more than five percent of our of voting securities. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the tables below, except as indicated by the footnotes to the tables, have the sole voting and dispositive power with respect to common and preferred stock that they beneficially own. In computing the number of shares of common or preferred stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares that are acquirable within 60 days of December 31, 2008 upon exercise of options and warrants; however, ownership of shares of preferred stock which carry conversion privileges are listed separately and are not included in the calculation of beneficial ownership of common stock. Applicable percentage ownership is based on 58,358,338 shares of common stock and 5,000,000 shares of preferred stock outstanding at December 31, 2008.

	Shares Beneficially Owned
	Common	% of	Preferred	% of
Name of Beneficial Owner (a)	Stock	Class	Stock	Class
Officers and Directors
Dmitry Vilbaum (b)	7,250,000	11.1	–	–
Dr. Alexandre Agaian (c)	–	–	–	–
Mikhail Gamzin (d)	29,275,483	50.2	25,000,000	100
Evgeny Roytman (d)	29,275,483	50.2	25,000,000	100
Ivan Raylyan (d)(e)	33,025,483	53.2	25,000,000	100
Dmitri Moiseyev (f)	–	–	–	–
All officers and directors as a group (8 persons)	42,025,483	59.1	25,000,000	100
5 Security Holders
River Universal Trading Limited
and related entity as a group (g)	29,275,483	50.2	25,000,000	100
Enficon Establishment (h)	6,000,000	10.0	–	–
Parten Corporation Inc. (i)	4,000,000	6.9	–	–

(a)	Unless otherwise indicated, the address of each person is c/o Terra Energy & Resource Technologies, Inc., 99 Park Avenue, 16th Floor, New York, New York 10016.
(b)

Refers to stock options to purchase 250,000 shares of common stock at $0.21 per share until September 24, 2011, 5,000,000 shares of common stock at $0.16 per share until August 12, 2012, 1,000,000 shares of common stock at $0.22 per share until September 30, 2012, and 1,000,000 shares of common stock at $0.165 per share until April 23, 2011. Excludes stock options, to vest in 2009, to purchase 1,000,000 shares of common stock, at $0.165 until April 23, 2012, and stock options, to vest in 2010, to purchase 1,000,000 shares of common stock, at $0.165 until April 23, 2013.

(c)

Excludes stock options to purchase 5 million shares of common stock, which remain subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest on July 21, 2009; one million stock options, exercisable for five years at $0.60 per share, to vest on July 21, 2010; and one million stock options, exercisable for six years at $0.90 per share, to vest on July 21, 2011.

(d)	See footnote (g) below.
(e)

Includes stock options to purchase 250,000 shares of common stock at $0.21 per share until September 24, 2011, 1,000,000 shares of common stock at $0.16 per share until August 12, 2012, and 2,500,000 shares of common stock at $0.22 per share until September 30, 2012.

(f)

Employed by Technoprom Investment Corporation , which is owned by Mikhail Gamzin and Evgeny Roytman. See footnote (i) below. Mr. Moiseyev disclaims beneficial ownership of shares held, or controlled, directly or indirectly, by each of Technoprom Investment Corporation, Mikhail Gamzin, Evgeny Roytman, RUT and Esterna Ltd.

(g)

The group consists of River Universal Trading Limited, a British Virgin Islands company (“RUT”), and Esterna Ltd., a Cypriot limited company. RUT’s address is 50 Agias Zonis Street, Arianthi Court, CY-3090 Limassol, Cyprus. Its beneficial owners with shared voting and dispositive powers are Mikhail Gamzin, Evgeny Roytman and Ivan Raylyan. RUT is 50% owned by Technoprom Investment Corporation, a British Virgin Islands company owned by Mikhail Gamzin and Evgeny Roytman, and 50% owned by Ivan Raylyan. Esterna is a wholly-owned entity of RUT. Includes the following securities held by Esterna: 500,000 shares of common stock, 5,000,000 shares of preferred stock, and warrants to purchase 20,000,000 shares of preferred stock, exercisable until December 27, 2009.

(h)	Its address is Liechtenstein, Poststrasse 403, FL-9491 Ruggell. The beneficial owner is Alexander Fediaev.
(i)	Its address is c/o Lexinter SA, AV.de Champel 8C, 1206 Geneva, Switzerland.

Changes in Control

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of 5,000,000 shares of Series A preferred stock, and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock for the aggregate purchase price of $1 million. A closing for one-half of the securities occurred on December 27, 2007, and a final closing for the remainder of the securities occurred April 23, 2008. In connection with the transaction, the Company designated 25 million shares as Series A Preferred Stock.

Each share of Series A preferred stock is convertible into one share of common stock. Each share of Series A preferred stock is entitled to three votes for each vote afforded to a share of common stock. Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock shall automatically convert into shares of common stock. Except as required by law, the holders of the Series A preferred stock are entitled to vote on an as-converted basis on all matters in which the holders of common stock are entitled to vote, including the election of directors. For so long as at least 50% of the Series A preferred stock remain outstanding, the holders of the Series A preferred stock have the exclusive right to elect a majority of the Company’s board of directors. Such directors may only be removed and may be removed from time to time by the holders of the Series A preferred stock.

Additionally, for so long as at least 50% of the aggregate number of originally-issued shares of Series A preferred stock remain outstanding, consent of the holders of at least 66 2/3% of then outstanding shares of Series A preferred stock voting together as a class are required for certain corporate actions, such as: (i) any action that creates any new class or series of equity securities or any other security convertible into equity securities ranking on par with the Series A Preferred Stock with respect to redemption, voting, dividends, or upon liquidation, (ii) the amendment, alteration or repeal of any provision of the Articles of Incorporation or the Bylaws of the Company so as adversely to affect the relative rights, preferences, qualifications, limitations or restrictions of the Series A Preferred Stock, (iii) the declaration or payment of any dividend or distribution on any securities of the Company other than the Series A Preferred Stock pursuant to and in accordance with the provisions of this Certificate of Designation for the Series A Preferred Stock, or the authorization of the repurchase of any securities of the Company, (iv) the approval of any event constituting a liquidation preference, (v) the carrying on by the Company of any business other than the business of the Company similar to the business conducted by the Company or any affiliate to date, (vi) the creation (through reclassification, issuance or otherwise) any shares of preferred stock (regardless of rights, privileges, powers or preferences; (vii) the issuance of any additional shares of preferred stock other than the shares of Series A Preferred Stock sold pursuant to the Securities Purchase Agreement; (viii) the merger or consolidation into or with any other entity (other than a merger or consolidation where the Company is the survivor or continuing corporation of such merger or consolidation and the Company’s stockholders as constituted immediately prior to such merger or consolidation will, immediately after such merger or consolidation hold a majority of the voting power of the Company), sell all or substantially all of the Company’s assets or effect a liquidation of the assets of the Company; (ix) the entering into, directly or indirectly, or permitting of any Subsidiary to enter into, directly or indirectly, any debt or lease transaction where the aggregate value of any such transaction exceeds $1 million; (x) changing the size of, or election procedure of, the Company’s Board of Directors; (xi) increasing the number of shares reserved under any plan adopted by the Company for issuance of equity to employees, non-employee directors and consultants; (xii) entering into or permitting any sale, transfer, assignment, conveyance, lease or other disposition or any series of related dispositions of any assets, business or operations of the Company or any of its Subsidiaries, where the value of the assets, business or operations so disposed during the immediately preceding 12 months exceeds the lesser of (A) $1 million or (B) 10% of the Company's total consolidated assets; provided, however, that such restriction shall not apply to inventory sales and other sales in the ordinary course of business; (xiii) entering into or permitting any subsidiary to enter into, any transaction, including, without limitation, any purchase, sale, lease or exchange of property, the rendering of any service or the payment of any management, advisory or similar fees, with any affiliates, directors, officers, employees or stockholders of the Company or any subsidiary where the aggregate value of any such transaction exceeds $25,000; (xiv) entering into or permitting any sale, transfer, encumbrance, other disposition or any series of related dispositions of any key technology or intangible, license or otherwise transfer the rights to technology or intangibles necessary or material to its operations; (xv) hiring, terminating or replacing the Company’s Chief Executive Officer, Chief Technology Officer, Chief Financial Officer or President or any person performing functions equivalent to those of such offices; or (xvi) engaging in any transaction that is material or could reasonably be expected to be a material matter to the assets or operations of the Company.

In connection with the transaction, Esterna nominated Mikhail Gamzin and Evgeny Roytman to the Company’s board of directors, and they joined the board of directors on April 23, 2008. On July 24, 2008, a nominee of Esterna, Dmitry Moiseev, was appointed to the Company’s Board of Directors.

In April 2008, River Universal Trading Limited consummated a transaction with Ivan Raylyan, an affiliate of the Company, whereby Mr. Raylyan acquired a 50% interest in River Universal Trading Limited in consideration of his transfer of 28,775,483 shares of the Company’s common stock to River Universal Trading Limited. In connection with the transaction, Mr. Raylyan joined Messrs. Gamzin and Roytman on the Boards of Directors of River Universal Trading Limited and Esterna Ltd. As of March 18, 2009, Esterna was the record holder of 500,000 shares of the Company’s common stock, 5,000,000 shares of Series A preferred stock, and 20,000,000 Series A preferred stock purchase warrants, and River Universal Trading Limited was the record holder of 28,775,483 shares of the Company’s common stock.

On March 27, 2009, Sergey Sulgin purchased 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants. As conditions to the investment, the investor required, among other things, that: the Company’s Board of Directors shall initially consist of five persons, Alexandre Agaian, Dmitry Vilbaum, one individual nominated by Esterna Ltd., and two nominees of the investor; Esterna shall have converted all of its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of common stock and exchanged its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants; and each of the Company’s two principal officers, Alexandre Agaian and Dmitry Vilbaum, shall have made an equity investment for 10,000,000 shares of common stock and 10,000,000 common stock purchase warrants.

In connection with recent sales of securities in March 2009, effective March 27, 2009, Esterna converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants. In connection therewith, two directors, Evgeny Roytman and Dmitri Moiseyev, who served on the Company’s Board of Directors as nominees of Esterna resigned, and two nominees of the investor, Sergey Sulgin and Roman Rozenberg, were appointed to serve on the Company’s Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by securities holders	–	–	5,000,000
Equity compensation plans not approved by security holders	26,965,000	$0.25	5,000,000
Total	26,965,000	$0.25	5,000,000

Plans in the Shareholder Approved Category

Our 2005 Stock Incentive Plan for employees, directors and consultants provides for the issuance of up to 5,000,000 shares of our common stock, subject to an evergreen provision, pursuant to awards granted under the plan. To date, only nonincentive stock options to employees have been granted under the plan, all of which were terminated by its terms. A nonincentive stock option entitles the holder to purchase a share of our common stock for a period of five years from grant at a purchase price no less than the fair market value of the common stock on the day of grant. As of December 31, 2008, no shares have been issued under the plan and no awards under the plan were outstanding.

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

On September 25, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable until September 24, 2011 at $0.21 per share, to each of the persons who were at the time employees: Ivan Raylyan, Roman Rozenberg, Dan Brecher and Dmitry Vilbaum. Messrs. Rozenberg and Brecher exercised such options in December 2006.

On October 27, 2006, we granted to Eric M. Weiss, who was then our Chief Financial Officer, stock warrants to purchase 250,000 shares of common stock, exercisable until October 26, 2011 at $0.22 per share.

On August 13, 2007, we granted to Dmitry Vilbaum, our Chief Executive Officer, stock options to 5,000,000 purchase shares of our common stock, exercisable until August 12, 2012 at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On August 13, 2007, we granted to Ivan Raylyan, Director of Technology, stock options to 1,000,000 purchase shares of our common stock, exercisable until August 12, 2012 at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On August 13, 2007, we granted to three consultants, Victor Andreev, Denis Negoda, and Igor Chirkin, stock options to purchase an aggregate of 1,000,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.16 per share. One-half of the stock options are deemed vested as of the date of grant, and the other half are to vest on August 13, 2008.

On October 1, 2007, we granted to employees stock options to purchase an aggregate of 9,200,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share, as follows: 2,500,000 options to Ivan Raylyan, Director of Technology; 1,000,000 options to Dmitry Vilbaum, Chief Executive Officer; 4,500,000 options to Dan Brecher, our then Managing Director; 1,000,000 options to Ken Oh, Secretary; 100,000 options to Kim Reilly; and 100,000 options to Susan Fox.

On October 1, 2007, we granted to Victor Andreev, a consultant, stock options to purchase 500,000 shares of our common stock, exercisable for a period of up to five years from the date of grant at $0.22 per share.

On April 23, 2008, we granted to Dmitry Vilbaum, our Chief Executive Officer, three million stock options, exercisable at $0.165 per share. Stock options to purchase 1 million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1 million shares are to vest on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013.

In 2008, we granted to Dr. Alexandre Agaian, our President, five million stock options, which are subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest on July 21, 2009; one million stock options, exercisable for five years at $0.60 per share, to vest on July 21, 2010; and one million stock options, exercisable for six years at $0.90 per share, to vest on July 21, 2011.

On May 19, 2008, we granted Ms. Palgova, a consultant, one million stock options, exercisable for two years at $0.11 per share, subject to vesting in equal installments on August 1, 2008, November 1, 2008, February 1, 2009, and May 1, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Agreements with the Institute

In 2005, Terra Insight Corporation, our subsidiary, entered into a license agreement and a services agreement with The Institute of Geoinformational Analysis of the Earth. Mr. Raylyan, our former President and Chairman, is the owner and operator of the Institute. The Institute is an international professional services firm which specializes in the development and application of remote sensing and geographic information technologies. The purpose of the agreements was to provide us with a license right to the technology, and a right to utilize the Institute’s services. We believed that the terms of the agreements with the Institute were fair, and were on terms at least as equivalent to transactions with an unaffiliated party. The terms of the agreements were negotiated between Mr. Raylyan and the other members of our Board of Directors, and factors in determining the terms included, the availability and costs of obtaining other technology and services from third parties, our good faith judgment as to the value of the Institute’s technology and services, the long term nature of the agreements, a discount on services from the Institute’s normal rates, and that we were receiving offsets on our service payments to the Institute against our annual minimum license fees for a period of time until we generate substantial revenues. Periodically, from time to time, the Board of Directors, excluding Mr. Raylyan, intended to reevaluate the terms of the agreements and reevaluate our contractual arrangements with the Institute, considering the availability and costs of obtaining other technology and services available from third parties.

Under the license agreement in effect in 2005, we had an exclusive, worldwide 30-year renewable right to use of all of the technology of the Institute. We were required to pay the Institute $600,000 each year under the license agreement, subject to certain deferrals and credits as specified in the license agreement and the services agreement, until we have achieved certain milestones, upon which the payments increase. Commencing in 2007, the minimum payment for annual license fees was to increase annually by the lesser of four percent or the percentage increase of the New York Consumer Price Index using 2005 as the base year.

In July 2007, the parties entered into an agreement, pursuant to which the license period became a 32-year term from 2005, and the annual license fee for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, the Institute shall be entitled to payment on the deferred license fee at a rate of no more than $300,000 per year. The Institute shall also be entitled to payments on certain service projects engaged in by the Company. For all internal projects of the Company (i.e., natural resource projects that the Company engages in pursuant to farmin or farmout agreements with third parties), the Institute shall be entitled to payments equal to 20% of the net revenues received by our subsidiary, Terra Insight Corporation, from such farmin and/or farmout agreements. For non-internal projects, the Institute shall be entitled to payments equal to: (i) 20% of the net cash success fee compensation earned by the Company from such projects; and (ii) 20% of the net cash received by the Company from royalty-free interests in such service projects. Such project related payments shall be payable only after the Company generates over $1 million in net revenues from service projects. Commencing in 2008, the annual license fee was to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year. Under the license agreement, we obtained an exclusive option to purchase from the Institute its mapping technology. This option terminates on the first to occur of (i) June 30, 2012 or (ii) the termination of the license agreement. The purchase price for the mapping technology is to be the lesser of (i) $20 million, or the (ii) then-current market value of the mapping technology as determined by independent appraisers. Notwithstanding the foregoing, the parties may negotiate in good faith a different purchase price. One-half of all internal project payments and one-half of all service success fee payments received by the Institute is to be credited against the purchase price.

In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual license fees payable with respect to calendar years 2007 and 2008 have been waived.

Under the services agreement in effect in 2005, the Institute was to render services to us, and to refer all inquiries for commercial contract services to us. The Institute was to perform certain contract services for us at no more than 40% of the published rates of $500 per square kilometer, with minimum annual fees of $500,000, and with offsets against the license fee until certain minimum revenues are obtained. Until such time as the Company has annual revenues of at least $10 million or until such time as the market capitalization of the Company exceeds $100 million, 83.334% of the license fees will be credited against service fees, and in any calendar year in which the Company’s revenues are less than $6 million, the minimum annual services fee is to be offset against the annual license fee. Commencing in 2007, the minimum payment for annual services fees is to increase annually by the lesser of four percent or the percentage increase of the New York Consumer Price Index using 2005 as the base year.

In July 2007, the parties entered into an agreement, pursuant to which the annual services fee payable to the Institute for our internal projects for calendar year 2007 was deferred, and payable at the rate of no more than $300,000 per year commencing with calendar year 2008, provided that the Company has total positive net revenues from its operations of at least $2 million annually, and provided that in the event that the Institute also has payable deferred annual license fees owed to the Institute, the Institute shall be entitled to payment on the deferred license fees and the deferred services fees at the collective rate of no more than $300,000 per year, on a pro rata basis. The Institute is to perform certain contract services for us at the rate of (i) no more than 40% to 60% of its published rates depending on the nature of the requested services, or (ii) no more than 10% over cost, with minimum annual services fees totaling $500,000, subject to certain deferrals and credits. Commencing in 2008, the minimum annual service fee is to increase by the lesser of 4% or the percentage increase in the Consumer Price Index (CPI) using 2007 as the base year.

In December 2007, the parties entered into an agreement of waiver, pursuant to which the annual services fees payable with respect to calendar years 2007 and 2008 have been waived.

In December 2008, we entered agreements, dated as of December 15, 2008, with The Institute of Geoinformational Analysis of the Earth which revised the terms of the existing technology license agreement and the related services agreement with the Institute. Pursuant to agreements, the technology license agreement and the related services agreement between the Institute and our subsidiary, Terra Insight Corporation, were terminated, and replaced with a technology license agreement and a services agreement between the Institute and our subsidiary, Terra Insight Services, Inc.

Under the Technology License Agreement, dated as of December 15, 2008, we have, through our subsidiary, Terra Insight Services, Inc., an exclusive, worldwide renewable license for a 30-year term from December 2008 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment. Pursuant to the license, the Institute will be entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs. Such project payments are not duplicative of any services fees payable by Terra Insight Services, Inc. to the Institute under the Services Agreement. Under the license agreement, Terra Insight Services, Inc. has an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of (i) June 30, 2012 or (ii) the termination of the license agreement.

In connection with the Technology License Agreement, our subsidiary, Terra Insight Services, Inc., also entered into a Services Agreement, dated as of December 15, 2008, with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us. In connection with services provided by the Institute, the Institute will be entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

Transactions with Directors and Officers

In 2006 through March 2007, we subleased executive office facilities on a month-to-month basis pursuant to an oral agreement with Dan Brecher, a former officer, former director, and a present minority stockholder, of our company. The rent was $2,250 per month through March 2006, $4,500 per month through August, 2006, and was $8,000 per month through March 31, 2007. The rent represented the actual cost being charged to Mr. Brecher by the lessor for the facilities utilized by our company. The increases in rent were due to occupancy of additional space. As of April 1, 2007, we leased from the third party substantially reduced office space.

In 2007, Dan Brecher, Dmitry Vilbaum, Ivan Raylyan, each who were an officer or director at the time, loaned the Company an aggregate of $407,409, and a related party has loaned $39,968 to the Company. The loans are unsecured and non-interest bearing and have no specific repayment terms. In December 2007, Mr. Brecher agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $295,322 through September 30, 2007, and Mr. Raylyan agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $105,000 through December 12, 2007, until the earlier of June 1, 2008 or such time that monies become available, out of future monies either raised by the Company and its affiliated entities or monies received as revenue at the rate of 8% of such monies raised or received until fully repaid.

At various times since 2005 to the present, certain of our present or former officers or directors, Dan Brecher and Kenneth Oh, and other employees of our company, have worked for our attorneys, Law Offices of Dan Brecher, and may continue to do so. Mr. Brecher and Mr. Oh are practicing attorneys who have devoted a majority of their time to Law Offices of Dan Brecher. The law firm, the proprietor of which is an attorney is a former director and officer, and a present minority stockholder, of our company, provides certain legal services to us. We paid the law firm or accrued legal fees for years ended December 31, 2008 and 2007 of $309,644 and $367,881, respectively. In December 2007, the law firm agreed to waive legal fees in the amount of $477,953.

On May 19, 2008, we entered into a consulting agreement with Elena Palgova to serve as a legal consultant, for a term through April 2009. Pursuant to the agreement, she received $10,000 for the initial month of services, is entitled to a monthly fee of $5,000 thereafter, and stock options to purchase 1,000,000 shares of the Company’s common stock, exercisable, subject to vesting at various times between August 1, 2008 and May 1, 2009, for two years at $0.11 per share.

On March 27, 2009, we sold to each of Dmitry Vilbaum, the Company’s Chief Executive Officer, and an entity controlled by Dr. Alexandre Agaian, the Company’s President, the following securities: 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the price of $100,000.

On April 1, 2009, we entered into a consulting agreement with Roman Rozenberg, a new director, pursuant to which we issued him warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share.

Transactions involving Esterna Ltd. and Other Parties

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of 5,000,000 shares of Series A preferred stock, and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock for the aggregate purchase price of $1 million. A closing for one-half of the securities occurred on December 27, 2007, and a final closing for the remainder of the securities occurred April 23, 2008. In connection with the transaction, the Company designated 25 million shares as Series A Preferred Stock.

Each share of Series A preferred stock is convertible into one share of common stock. Each share of Series A preferred stock is entitled to three votes for each vote afforded to a share of common stock. Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock shall automatically convert into shares of common stock. Except as required by law, the holders of the Series A preferred stock are entitled to vote on an as-converted basis on all matters in which the holders of common stock are entitled to vote, including the election of directors. For so long as at least 50% of the Series A preferred stock remain outstanding, the holders of the Series A preferred stock have the exclusive right to elect a majority of the Company’s board of directors. Such directors may only be removed and may be removed from time to time by the holders of the Series A preferred stock.

Additionally, for so long as at least 50% of the aggregate number of originally-issued shares of Series A preferred stock remain outstanding, consent of the holders of at least 66 2/3% of then outstanding shares of Series A preferred stock voting together as a class are required for certain corporate actions, such as: (i) any action that creates any new class or series of equity securities or any other security convertible into equity securities ranking on par with the Series A Preferred Stock with respect to redemption, voting, dividends, or upon liquidation, (ii) the amendment, alteration or repeal of any provision of the Articles of Incorporation or the Bylaws of the Company so as adversely to affect the relative rights, preferences, qualifications, limitations or restrictions of the Series A Preferred Stock, (iii) the declaration or payment of any dividend or distribution on any securities of the Company other than the Series A Preferred Stock pursuant to and in accordance with the provisions of this Certificate of Designation for the Series A Preferred Stock, or the authorization of the repurchase of any securities of the Company, (iv) the approval of any event constituting a liquidation preference, (v) the carrying on by the Company of any business other than the business of the Company similar to the business conducted by the Company or any affiliate to date, (vi) the creation (through reclassification, issuance or otherwise) any shares of preferred stock (regardless of rights, privileges, powers or preferences; (vii) the issuance of any additional shares of preferred stock other than the shares of Series A Preferred Stock sold pursuant to the Securities Purchase Agreement; (viii) the merger or consolidation into or with any other entity (other than a merger or consolidation where the Company is the survivor or continuing corporation of such merger or consolidation and the Company’s stockholders as constituted immediately prior to such merger or consolidation will, immediately after such merger or consolidation hold a majority of the voting power of the Company), sell all or substantially all of the Company’s assets or effect a liquidation of the assets of the Company; (ix) the entering into, directly or indirectly, or permitting of any Subsidiary to enter into, directly or indirectly, any debt or lease transaction where the aggregate value of any such transaction exceeds $1 million; (x) changing the size of, or election procedure of, the Company’s Board of Directors; (xi) increasing the number of shares reserved under any plan adopted by the Company for issuance of equity to employees, non-employee directors and consultants; (xii) entering into or permitting any sale, transfer, assignment, conveyance, lease or other disposition or any series of related dispositions of any assets, business or operations of the Company or any of its Subsidiaries, where the value of the assets, business or operations so disposed during the immediately preceding 12 months exceeds the lesser of (A) $1 million or (B) 10% of the Company's total consolidated assets; provided, however, that such restriction shall not apply to inventory sales and other sales in the ordinary course of business; (xiii) entering into or permitting any subsidiary to enter into, any transaction, including, without limitation, any purchase, sale, lease or exchange of property, the rendering of any service or the payment of any management, advisory or similar fees, with any affiliates, directors, officers, employees or stockholders of the Company or any subsidiary where the aggregate value of any such transaction exceeds $25,000; (xiv) entering into or permitting any sale, transfer, encumbrance, other disposition or any series of related dispositions of any key technology or intangible, license or otherwise transfer the rights to technology or intangibles necessary or material to its operations; (xv) hiring, terminating or replacing the Company’s Chief Executive Officer, Chief Technology Officer, Chief Financial Officer or President or any person performing functions equivalent to those of such offices; or (xvi) engaging in any transaction that is material or could reasonably be expected to be a material matter to the assets or operations of the Company.

The holders of Series A Preferred Stock are entitled to notices of the following corporate actions: (i) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right; (ii) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any consolidation or merger involving the Company and any other person or any transfer of all or substantially all the assets of the Company to any other person; (iii) any voluntary or involuntary dissolution, liquidation or winding-up of the Company; and (iv) any plan or proposal by the Company to register shares of the Common Stock with the Securities and Exchange Commission.

In connection with the transaction, Esterna nominated Mikhail Gamzin and Evgeny Roytman to the Company’s board of directors, and they joined the board of directors on April 23, 2008. On July 24, 2008, a nominee of Esterna, Dmitry Moiseev, was appointed to the Company’s Board of Directors.

In April 2008, River Universal Trading Limited consummated a transaction with Ivan Raylyan, an affiliate of the Company, whereby Mr. Raylyan acquired a 50% interest in River Universal Trading Limited in consideration of his transfer of 28,775,483 shares of the Company’s common stock to River Universal Trading Limited. In connection with the transaction, Mr. Raylyan joined Messrs. Gamzin and Roytman on the Boards of Directors of River Universal Trading Limited and Esterna Ltd. As of March 18, 2009, Esterna was the record holder of 500,000 shares of the Company’s common stock, 5,000,000 shares of Series A preferred stock, and 20,000,000 Series A preferred stock purchase warrants, and River Universal Trading Limited was the record holder of 28,775,483 shares of the Company’s common stock.

On March 27, 2009, Sergey Sulgin purchased 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000. As conditions to the investment, the investor required, among other things, that: the Company’s Board of Directors shall initially consist of five persons, Alexandre Agaian, Dmitry Vilbaum, one individual nominated by Esterna Ltd., and two nominees of the investor; Esterna shall have exchanged all of its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of common stock and all of its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants; and each of the Company’s two principal officers, Alexandre Agaian and Dmitry Vilbaum, shall have made an equity investment of $100,000 for 10,000,000 shares of common stock and 10,000,000 common stock purchase warrants.

In connection with recent sales of securities in March 2009, effective March 27, 2009, Esterna converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

In connection therewith, two directors, Evgeny Roytman and Dmitri Moiseyev, who served on the Company’s Board of Directors as nominees of Esterna resigned, and two nominees of the investor, Sergey Sulgin and Roman Rozenberg, were appointed to serve on the Company’s Board of Directors.

Based upon information previously provided by Esterna, the Company was informed that River Universal Trading Limited intended to transfer its ownership of the Company’s shares to Esterna.

Esterna, River Universal Trading Limited, Sergey Sulgin, Balance Capital LLC, an entity owned by Alexandre Agaian, and Dmitry Vilbaum are parties to an agreement, effective as of March 27, 2008 for a period of up to three years, pursuant to which the parties agreed, among other things, subject to the terms and conditions of the agreement, to vote for: a director nominee of Esterna as long as Esterna is the owner, directly or indirectly, of at least 25% of the Company’s common stock entitled to vote on the election of directors; two director nominees of Sulgin as long as Sulgin is the owner, directly or indirectly, of at least 8,500,000 shares, subject to adjustment, of the Company’s common stock entitled to vote on the election of directors; Agaian as a director as long as he is an executive officer of the Company; and Vilbaum as a director as long as Vilbaum is an executive officer of the Company.

Director Independence

Our Board currently consists of five members, each of whom, other than our Chief Executive Officer, Mr. Vilbaum, and our President, Dr. Agaian, are non-employee members of our Board. As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, the Board has deemed that none of our non-employees members of the Board are independent. In determining independence, we are applying the independence standards of the American Stock Exchange. Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by Kempisty & Company, Certified Public Accountants, P.C. (“Kempisty & Company”), our current principal independent registered public accounting firm, during the years ended December 31, 2008 and 2007 were $76,000 and $72,500, respectively. Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, the reviews of our quarterly financial statements included in the Company’s Form 10-QSBs, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Fees for audit-related services provided by Kempisty & Company, our current principal independent registered public accounting firm, during the years ended December 31, 2008 and 2007 were $0. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under the caption Audit Fees.

Tax Fees

Fees for tax services provided by Kempisty & Company, our current principal independent registered public accounting firm, during the years ended December 31, 2008 and 2007 were $0. Tax fees consist of fees billed for tax compliance, tax advice, and tax planning.

All Other Fees

There were no other fees billed for services by Kempisty & Company or Rosen Seymour Shapss Martin & Company LLP for the years ended December 31, 2008 and 2007.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm. All services performed by our current and former principal independent registered public accounting firms in our fiscal years ended December 31, 2008 and 2007 were pre-approved. We do not have a separate audit committee of the Board of Directors.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as a part of this report:

(1)	Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended

December 31, 2008 and 2007

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Not required.

(3)	Index to Exhibits

Exhibit	Description
3(i)(1)	Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on November 15, 2006)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K, filed on November 15, 2006)
3(i)(3)	Certificate of Designation (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2008)
3(ii)(1)	Bylaws of Terra Energy & Resource Technologies, Inc., as amended December 27, 2007 (Incorporated by reference to Exhibit 3(ii) of Form 8-K filed on January 4, 2008)
10.1	Second Amended and Restated Technology License Agreement (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 24, 2007)
10.2	Second Amended and Restated Services Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed on July 24, 2007)
10.3	Agreement of waiver of fees with the Institute (Incorporated by reference to Exhibit 10.2) of Form 8-K filed on January 4, 2008)
10.4*	Termination Agreement
10.5*	Technology License Agreement
10.6*	Services Agreement
10.7+	Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 6, 2005)
10.8+	Addendum to Employment Agreement with Dmitry Vilbaum (Incorporated by reference to Exhibit 10.16 to Registration Statement on Form SB-2, No. 333-127815 filed on August 24, 2005)
10.9+	Addendum to Employment Agreement, Dmitry Vilbaum, December 2005 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2006)
10.10+	Agreement of waiver of compensation with Vilbaum (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on January 4, 2008)
10.11+	Agreement of termination of employment agreement with Vilbaum (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on January 4, 2008)
10.12+	Employment Agreement with Dmitry Vilbaum (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 28, 2008)
10.13+	Employment Agreement with Alexandre Agaian (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 2, 2008)
10.14+	Letter modification to Agaian employment agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 2, 2009)
10.15+	Agreement of waiver of compensation with Raylyan (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on January 4, 2008)

10.16	Agreement of deferral of loans with Raylyan (Incorporated by reference to Exhibit 10.7 of Form 8-K filed on January 4, 2008)
10.17+	Agreement of termination of employment agreement with Brecher (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on January 4, 2008)
10.18	Agreement of deferral of loans with Brecher (Incorporated by reference to Exhibit 10.8 of Form 8-K filed on January 4, 2008)
10.19	Agreement of waiver of fees (Incorporated by reference to Exhibit 10.9 of Form 8-K filed on January 4, 2008)
10.20+	2005 Stock Incentive Plan, as Restated (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 15, 2006)
10.21+	Form of Stock Warrant issued to employees on September 25, 2006 and October 27, 2006 (Incorporated by reference to Exhibit 10.10 of Form 10-QSB filed on December 18, 2006)
10.22	Securities Purchase Agreement with Jan Arnett, dated as of February 15, 2007 (Incorporated by reference to Exhibit 10.21 of Form 10-KSB, filed on April 18, 2007)
10.23+	Form of Stock Options dated August 13, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on August 20, 2007)
10.24+	Form of Stock Options dated October 1, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on October 5, 2007)
10.25	Form of Securities Purchase Agreement, dated as of December 27, 2007 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 4, 2008)
10.26*+	Form of Consulting Agreement with Elena Palgova
10.27	Form of Securities Purchase Agreement with officers (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 2, 2009)
10.28	Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 2, 2009)
10.29	Securities Purchase Agreement with investor (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.30	Form of warrant issued March 2009 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 2, 2009)
10.31	Form of Consulting Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 2, 2009)
10.32*	Agreement regarding voting matters
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
21*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

* Filed herewith

+ Represents executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dmitry Vilbaum	Chief Executive Officer and Director	April 15, 2009
Dmitry Vilbaum

/s/ Dr. Alexandre Agaian	President, Principal Financial Officer and Director	April 15, 2009
Dr. Alexandre Agaian

/s/ Roman Rozenberg	Director	April 15, 2009
Roman Rozenberg

/s/ Sergey Sulgin	Director	April 15, 2009
Sergey Sulgin