Form 10-Q
period 2009-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2009-05-20
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of April 24, 2009, we had 93,358,338 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CASH	$ 478,997	$ 700,001
ACCOUNTS RECEIVABLE	544,100	–
DEFERRED COSTS	–	600,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	27,111	–

TOTAL CURRENT ASSETS	1,041,597	1,300,001

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	603,456	603,456
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (NOTE 6)	108,137	120,606
OTHER ASSETS	10,681	10,670

TOTAL ASSETS	$ 1,772,482	$ 2,034,733

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,309,179	$ 1,043,982
PROMISSORY NOTE PAYABLE	178,920	178,920
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	446,265
DEFERRED REVENUE	–	1,455,900

TOTAL CURRENT LIABILITIES	1,934,364	3,125,067

SHAREHOLDERS’ DEFICIT

PREFERRED STOCK: $.0001 PAR VALUE,
SHARES AUTHORIZED 25,000,000 SHARES ISSUED AND OUTSTANDING: 0 AT MARCH 31, 2009 AND 5,000,000 AT DECEMBER 31, 2008 (NOTE 10)	–	500
COMMON STOCK; $.0001 PAR VALUE
SHARES AUTHORIZED 250,000,000 SHARES ISSUED AND OUTSTANDING: 93,358,338 AT MARCH 31, 2009 AND 58,358,338 AT DECEMBER 31, 2008	9,336	5,836
ADDITIONAL PAID IN CAPITAL	21,440,955	20,943,955
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(41,197)	(61,795)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(300,687)	(2,508,859)
ACCUMULATED DEFICIT	(22,699,239)	(20,898,921)

TOTAL SHAREHOLDERS’ DEFICIT	(161,882)	(1,090,334)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$ 1,772,482	$ 2,034,733

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

REVENUES	$ 2,000,000	$ –

COST OF REVENUES	1,355,000	–

GROSS PROFIT	645,000	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	20,598	–
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	2,208,172	–
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	484,623
OPERATING COSTS AND EXPENSES	216,548	402,104
TOTAL OPERATING EXPENSES	2,445,318	886,727

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(1,800,318)	(886,727)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	–	(10,529)
INTEREST INCOME	–	–
NET INTEREST INCOME (EXPENSE)	–	(10,529)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,800,318)	(897,256)

PROVISION FOR INCOME TAXES	–	–

NET LOSS	$ (1,800,318)	$ (897,256)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	60,302,782	57,570,426

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

NET LOSS	$ (1,800,318)	$ (897,256)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
DEPRECIATION	12,469	10,656
COMMON STOCK ISSUED FOR SERVICES	–	101,250
AMORTIZATION OF CONSULTING FEES	20,598	9,724
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	2,208,172	–
WRITE-OFF OF OIL AND GAS PROPERTIES	–	482,415
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
DEFERRED COSTS	600,000	–
ACCOUNTS RECEIVABLE	(544,100)	–
OTHER ASSETS	(27,122)	–
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	265,197	(126,075)
PROMISSORY NOTE	–	178,920
DEFERRED REVENUES	(1,455,900)	–

NET CASH (USED IN) OPERATING ACTIVITES	(721,004)	(240,366)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	–	–
NET CASH (USED IN) INVESTING ACTIVITIES	–	–

NET CASH FROM FINANCING ACTIVITIES:

ISSUANCE OF COMMON STOCK	500,000	–
LOANS (REPAYMENTS) FROM RELATED PARTIES	–	(1,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	(1,112)

NET CHANGE IN CASH	(221,004)	(241,478)

CASH - BEGINNING OF YEAR	700,001	505,018

CASH – END OF PERIOD	$ 478,997	$ 263,540

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Three Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ –
Income taxes	$ –	$ –

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Value of stock options granted to consultant for services provided to the Company	$ –	$ 7,641

Value of common stock issued to consultant for services provided to the Company	$ –	$ 101,250

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2008, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Commission.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Services, Inc., a New York corporation (“TISI”), provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. Prior to September 2008, the Company offered similar services through Terra Insight Corporation, a Delaware corporation (“TIC”) formed January 7, 2005. The Company manages and interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services to (1) its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), a related foreign entity controlled by an affiliate of the Company, and (2) joint venture interests in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. a wholly-owned New York corporation, now known as Terra Insight Services, Inc. (“TISI”). TISI was inactive through August 30, 2008.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company’s reincorporation. (See below).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation (“TITC”), a wholly-owned Delaware corporation. TITC was inactive through December 31, 2008.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. (“TRO”), a Texas corporation. The Company’s wholly-owned subsidiary, Terra Resources, Inc. (“TRI”), a Delaware corporation, is the sole shareholder of the entity. TRO was inactive through December 31, 2008.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at March 31, 2009 and at December 31, 2008. The above factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

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

MARCH 31, 2009

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

Significant Customers

The Company derived all of its revenue for the three month period ended March 31, 2009 from one customer. The Company derived all of its revenue for the year ended December 31, 2008 from two customers. The Company had no revenue during the three month period ended March 31, 2008 and during the year ended December 31, 2007.

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

MARCH 31, 2009

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three months ended March 31, 2009 and 2008, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There are conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008, which shares of preferred stock were converted into shares of common stock on March 27, 2009. For the three month period ended March 31, 2009, the effect of the conversion could be anti-dilutive.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Principles

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively, and early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for interim reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

In June 2008, the FASB issued FASB Staff Position (“FSP”) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. We have not yet determined the effect, if any, of the adoption of this statement on our financial condition or results of operations.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3.	EQUITY TRANSACTIONS

Sales of Common Stock and Warrants

On March 27, 2009, the Company closed upon two separate Securities Purchase Agreements, each dated as of March 19, 2009, with each of Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company. Pursuant to the transactions, they purchased an aggregate of 20,000,000 shares of the Company’s common stock and 20,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

3.	EQUITY TRANSACTIONS (CONTINUED)

On March 27, 2009, pursuant to a Securities Purchase Agreement with Sergey Sulgin, an individual accredited investor, the Company sold 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000.

Sale of Preferred Stock and Warrants

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company’s unregistered Series A preferred stock, par value $0.0001 per share (the “Series A Preferred Stock”), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1,000,000. Each share of Series A Preferred Stock is convertible, at the option of the holder without the payment of additional consideration, into one share of the Company's common stock. The warrants have an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price shall be $.30 per share. A closing for the purchase of 2,500,000 preferred shares and 10,000,000 warrants for $500,000 occurred on December 27, 2007. A second closing for the purchase of the remainder of the securities, 2,500,000 preferred shares and 10,000,000 warrants, for an additional payment of $500,000, occurred on April 23, 2008. On March 27, 2009, pursuant to an Exchange Agreement, Esterna converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

In connection with the above transaction, the Company has considered the impact of EITF 07-05 which is effective for years beginning after December 15, 2008. In accordance with SFAS No. 133, the Company has determined that the common stock purchase warrants issued are fixed price warrants and indexed to the Company’s own stock and therefore meets the exception of paragraph 11A that states if a derivative is indexed to an entity’s own stock and is classified in stockholder’s equity, then derivative accounting is avoided.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

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

	March 31, 2008 (a)	June 30, 2008	September 30, 2008	December 31, 2008 (a)	March 31, 2009 (a)
Risk-free rate	–	2.42 – 2.98%	1.59	–	–
Dividend yield	–	0.00%	0.00%	–	–
Volatility factor	–	1.56	3.41	–	–
Average life	–	2 to 5 years	4 to 6 years	–	–

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price

Outstanding, December 31, 2007	18,690,000	$ 0.23
Granted	–	–
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at March 31, 2008	18,690,000	$ 0.23
Granted	4,000,000	0.15
Exercised	–	–
Cancelled/forfeited	–	–
Outstanding at June 30, 2008	22,690,000	$ 0.22
Granted	5,000,000	0.46
Exercised	–	–
Cancelled/forfeited	(375,000)	(0.90)
Outstanding at September 30, 2008	27,315,000	$ 0.25
Granted	–	–
Exercised	–	–
Cancelled/forfeited	(350,000)	(0.50)
Outstanding at December 31, 2008	26,965,000	$ 0.25
Granted	–	–
Exercised	–	–
Cancelled/forfeited	(5,000,000)	(0.46)
Outstanding at March 31, 2009	21,965,000	$ 0.21

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at March 31, 2009 were in the following exercise price ranges:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.11	1,000,000	1.1	$0.11	750,000	$0.11
$0.16	7,000,000	3.4	$0.16	7,000,000	$0.16
$0.165	3,000,000	3.1	$0.165	1,000,000	$0.165
$0.21	500,000	2.5	$0.21	500,000	$0.21
$0.22	9,950,000	3.5	$0.22	9,950,000	$0.22
$0.50	15,000	1.9	$0.50	15,000	$0.50
$0.80	500,000	1.3	$0.80	500,000	$0.80
	21,965,000	3.2	$0.20	19,715,000	$0.21

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

For the three months ended March 31, 2009 and 2008, compensation expense related to the amortization of deferred compensation (employees) amounted to $2,208,172 and $0, respectively. Deferred compensation (employees) on the balance sheet is $300,687 at March 31, 2008 and $2,508,859 at December 31, 2008.

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

MARCH 31, 2009

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

For the three months ended March 31, 2009 and 2008, compensation expense related to the amortization of deferred compensation (consultants) amounted to $20,598 and $0, respectively. Deferred compensation (consultants) on the balance sheet is $41,197 at March 31, 2009 and $61,795 at December 31, 2008.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

5.	OIL AND GAS PROPERTIES (CONTINUED)

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

5.	OIL AND GAS PROPERTIES (CONTINUED)

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

Total Oil and Gas Investment

The Company’s oil and gas investments, net of write-offs, were $603,456 as of March 31, 2009 and December 31, 2008.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and at March 31, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Lives – Years	March 31 2009 Amount	December 31, 2008 Amount
Computer Equipment	5	$ 97,140	$ 97,140
Computer Software	3	613	613
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		250,895	250,895
Less accumulated depreciation		(142,758)	(130,289)
		$ 108,137	$ 120,606

Depreciation expense for the three months ended March 31, 2009 was $12,469.

7.	RELATED PARTY TRANSACTIONS

Technology License Agreement and Services Agreement

The Company, through its subsidiary, Terra Insight Corporation, licensed, under a 32-year license agreement entered into January 7, 2005, as amended on May 19, 2005 and July 23, 2007 (the “Technology License Agreement”), certain mapping technology from The Institute of Geoinformational Analysis of the Earth (the “Institute”), a foreign-based related company controlled by an affiliate of the Company. Under the Technology License Agreement, the Company was required to pay the Institute an annual license fee of $600,000 (subject to certain deferrals and credits as specified in the Technology License Agreement and the Services Agreement described below), payable on or before December 31 of each year. Commencing in 2008, the annual license fee was to increase annually by the lesser of four percent or the percentage increase of the Consumer Price Index using 2007 as the base year.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

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

Securities Transactions

On March 27, 2009, each of Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company, purchased uant to the transactions, purchased 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the purchase price of $100,000 each. (See Note 3).

Effective March 27, 2009, Dr. Alexandre Agaian, an officer and a director of the Company, elected to forfeit 5,000,000 stock options granted pursuant to an employment agreement, dated as of July 21, 2008. Such stock options were subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, were to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, were to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, were to vest upon completion of the third year of service. (See Note 8).

Operating Lease

The Company subleased office space from one of its directors on a month-to-month basis pursuant to an oral agreement from January 1, 2007 to March 31, 2007. Rent expense was $8,000 per month. Since April 1, 2007, substantially reduced office space has been leased from a third party and the rent expense is $2,000 per month through August 2008, and $2,500 per month thereafter. Total rent expense related to the office facility for the three months ended March 31, 2009 and 2008 amounted to $7,500 and $6,000, respectively.

Legal Services

The Company paid or accrued legal fees for the three months ended March 31, 2009 and March 31, 2008 of $16,000 and $113,114, respectively, to a law firm which is owned by a former director, former officer, and a current minority shareholder of the Company.

Loans

As of March 31, 2009, an officer, a former officer, and a former director loaned the Company an aggregate of $406,297, and a related party has loaned $39,968. The loans are unsecured and non-interest bearing and have no specific repayment terms.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 23, 2008, the Company entered into a three year employment agreement with an executive. The executive is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. The Company granted to the executive stock options to purchase three million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase one million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares vested on April 23, 2009 and expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013. If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay the executive four months of salary as severance.

On August 29, 2008, the Company entered into a three year employment agreement, dated as of July 21, 2008, with an executive. The employment agreement provides for: a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; and eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which the executive would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of the executive’s base salary, for achievement of more than 120% of the performance target. The employment agreement may be earlier terminated, among other reasons, upon three months’ prior written notice, at the option of either the executive or the Company, without cause, in which event the Company shall have the right to require the executive not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months. If the Company terminates the executive’s employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination. The Company granted to the executive stock options to purchase up to five million shares of the Company’s common stock, subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, to vest upon completion of the third year of service. Effective March 27, 2009, the executive elected to forfeit those stock options.

Operating Lease

The Company does not have a written lease on its main New York City office space.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On December 27, 2007, the Company entered into an agreement for the sale of 5,000,000 shares of Series A Preferred Stock and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock. On March 27, 2009, pursuant to an Exchange Agreement, Esterna converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share. (See Note 3).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into Mapping Services, Oil and Gas Operations, and Other, i.e., Diamond Mines.

	For the Three Months Ended March 31, 2009
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total
REVENUES	$ 2,000,000	$ –	$ –	$ 2,000,000
COST OF SALES	1,355,000	–	–	1,355,000
GROSS PROFIT	645,000	–	–	645,000

OPERATING COSTS AND EXPENSES	2,208,172	–	–	2,208,172

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(1,800,318)	–	–	(1,800,318)

OTHER INCOME (EXPENSE)	–	–	–	–

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,800,318)	–	–	(1,800,318)

NET PROFIT (LOSS)	$ (1,800,318)	$ –	$ –	$ (1,800,318)

	For the Three Months Ended March 31, 2008
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(402,104)	–	(402,104)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)		(484,623)

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	–	(886,727)	–	(886,727)

OTHER INCOME (EXPENSE)	–	(10,529)	–	(10,529)

LOSS BEFORE PROVISION FOR INCOME TAXES	–	(897,256)	–	(897,256)

NET PROFIT (LOSS)	$ –	$ (897,256)	$ –	$ (897,256)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

12.	SUBSEQUENT EVENTS

On April 1, 2009, the Company entered into a consulting agreement, with an individual, who serves as a director of the Company, for a term of one year, pursuant to which the Company issued the individual warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2008, and the related notes, included in our Annual Report on Form 10-K.

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

Our Operations and Plans

During the first quarter of fiscal 2009, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and to obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources. We intend to demonstrate the value of our licensed STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

In the third quarter of fiscal 2008, we entered into a service contract from which we anticipated generating $299,250 in revenues, of which $49,875 was prepaid in the fourth quarter of fiscal 2008. Due to recent economic conditions, the client has suspended its operations on its licensed territories, and the client may seek to discontinue remaining services under the agreement.

In the fourth quarter of fiscal 2008, we entered into a service contract with Nurmunai Petrogaz, LLC, pursuant to which we are to provide geological analysis related to the exploration of hydrocarbons. The services are to be performed in two phases: (1) zoning of territories for potential hydrocarbon anomalies; and (2) gas-geochemical survey of the territory. The total fee for the two phases is to be $2.4 million under the agreement. As of March 31, 2009, the service work for the first phase was completed, and we also delivered to the client the recommendations to perform the second phase. In November and December 2008, the client pre-paid a retainer for the first phase in the amount of $1,455,900 with a balance of $544,100 due.

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $0.89 million at March 31, 2009. As of March 31, 2009, we had cash of approximately $0.48 million. These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $3.6 million in revenues since inception through the year ended December 31, 2008, and $2.0 million in revenues in the three months ended March 31, 2009; however, our fee for service business have not been sufficient to support our operational expenses.

Since inception through the first quarter of fiscal 2009, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $4.0 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.5 million in the first quarter of fiscal 2009), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

RESULTS OF OPERATIONS

Revenues

Revenues from services for the three months ended March 31, 2009 and 2008 were $2,000,000 and $0, respectively. Revenues arose solely from performing service work. In the fourth quarter of fiscal 2008, we entered into a service contract with Nurmunai Petrogaz, LLC, pursuant to which we are to provide geological analysis related to the exploration of hydrocarbons. The services are to be performed in two phases: (1) zoning of territories for potential hydrocarbon anomalies; and (2) gas-geochemical survey of the territory. The total fee for the two phases is to be $2.4 million under the agreement. As of March 31, 2009, the service work for the first phase was completed, and we also delivered to the client the recommendations to perform the second phase. In November and December 2008, the client pre-paid a retainer for the first phase in the amount of $1,455,900 with the balance of $544,100 due.

In the third quarter of fiscal 2008, we entered into a service contract from which we anticipate generating $299,250 in revenues, of which $49,875 was prepaid in the fourth quarter of fiscal 2008. Due to recent economic conditions, the client has suspended its operations on its licensed territories, and the client may seek to discontinue remaining services under the agreement.

During fiscal 2008 and the first quarter of fiscal 2009, we have been negotiating with several international mineral and oil companies to render services on a cash basis. Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us. We anticipate that, subject to global economic conditions and willingness of potential clients to expand capital on exploration activities, during the next twelve months, if we achieve our capital raising goals of focusing on fee for service work, we will be engaged in joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing it will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain a participation interest in a project as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners. Until we negotiate and enter into definitive agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. Negotiations in connection with ownership or royalty positions often take longer than the negotiations for fee for service arrangements.

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

Cost of Revenues

Costs associated with revenue for the three months ended March 31, 2009 and 2008 were $1,355,000 and $0, respectively. Our cost of revenue as a percentage of total revenues for the three months ended March 31, 2009 was 68%. Historically, our cost of revenues has consisted primarily of payments to the Institute of Geoinformational Analysis of the Earth (“Institute”), a related foreign professional services firm that specializes in the development and application of remote sensing and geographic information technologies. The foreign professional services firm is a Lichtenstein corporation located in Moscow, Russia, owned and operated by Ivan Raylyan, an affiliate of the Company. Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of such revenue; however, our fees payable to the Institute under our present arrangement with the Institute are subject to negotiation on a per project basis and accordingly our costs may vary on a project basis.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were $237,146 (excluding stock based compensation of $2,208,172) and $402,104 (before the write-off of oil and gas properties of $484,623), respectively. The $2,208,172 in stock based compensation incurred during the three months ended March 31, 2009 relates to stock options which were granted during the latter half of fiscal 2008 and which the executive elected to forfeit during the three months ended March 31, 2009. Operating expenses (excluding stock based compensation of $2,208,172) as a percentage of revenue was approximately 12% for the three months ended March 31, 2009. Operating expenses (including stock based compensation) as a percentage of revenue was approximately 122% for the three months ended March 31, 2009. Because revenues were $0 for the three months ended March 31, 2008, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended March 31, 2009 consisted primarily of professional fees of approximately $81,000, management salaries and benefits of approximately $2,286,000 (including $2,208,172 in stock based compensation), and travel expenses of approximately $39,000. Operating expenses for the three months ended March 31, 2008 consisted primarily of professional fees of approximately $285,000, management salaries and benefits of approximately $32,000, independent contractor fees of approximately $40,000, and travel expenses of approximately $12,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses (excluding stock based compensation of $2,208,172) during the three months ended March 31, 2009 decreased in comparison to the three months ended March 31, 2008, because we have focused primarily on identifying new technologies for potential acquisition, marketing and promotion of services, and on the development of projects, which resulted in decreases in professional and consulting fees, offset by an increase in travel expenses. The $2,208,172 in stock based compensation incurred during the three months ended March 31, 2009 relates to stock options which were granted during the latter half of fiscal 2008 and which the executive elected to forfeit during the three months ended March 31, 2009.

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

Interest Expense

For the three months ended March 31, 2008 and 2008, the net interest expenses were $0 and $10,529, respectively.

Net Loss

The net losses for the three months ended March 31, 2009 and 2008 were $1,800,318 and $897,256, respectively. The increase in net loss principally resulted from an increase in operating expenses during the three months ended March 31, 2009 compared to the same period in 2008. Our net loss per common share (basic and diluted) attributable to common shareholders for the three months ended March 31, 2009 and 2008 were $0.03 and $0.02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the three months ended March 31, 2009, our cash decreased by $221,004 to $478,997. Of the decrease in cash, $721,004 was used by operating activities, and $500,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $221,004 for the three months ended March 31, 2009, as compared with deficit cash flows of $241,478 for the three months ended March 31, 2008.

For the three months ended March 31, 2009, cash flows from operating activities resulted in deficit cash flows of primarily due to a net loss of $1,800,318, plus non-cash charges of $2,241,239, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $544,100, an increase in accounts payable and accrued expenses of $265,197, and a decrease in deferred revenues of $1,455,900. The most significant drivers behind the decrease in our non-cash working capital were charges for amortization of consulting fees of $20,598 and charges for stock options issued to employees of $2,208,172.

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

Investing Activities

Cash used for investing activities for the three months ended March 31, 2009 and 2008 was $0.

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

Financing Activities

For the three months ended March 31, 2009, cash provided by financing activities was $500,000, from the sales of common stock and warrants. For the three months ended March 31, 2008, cash used by financing activities was $1,112, related to the repayment of loan.

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

As of March 31, 2009, we had four paid employees, of which two persons worked on a full-time basis and two worked on a part-time basis. We also had two persons serving as unpaid, non-employee officers of our subsidiaries. We also utilize the services of consultants in connection with certain projects. Our future employment plans are uncertain given our working capital deficit and lack of revenues.

We are seeking to raise $3 to $5 million to pursue development efforts during the next twelve months. We plan to use this money to engage in several farm-in projects. It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of 8 to 12 natural resource interests in U.S. oil and gas prospects. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At March 31, 2009, we had no commitments for financing.

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

GOING CONCERN MATTERS

The reports of the independent registered public accounting firms on our December 31, 2008 and 2007 financial statements included in our Annual Reports for the years ended December 31, 2008 and 2007 stated that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern. If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During 2008 and the first quarter of fiscal 2009, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

In fiscal 2008 and the first quarter of fiscal 2009, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB Staff Position (“FSP”) 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively, and early adoption is permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, another-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of another-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for interim reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009.

In March 2009, FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective beginning on July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative U.S. GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended March 31, 2009. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1+	Letter modification to Agaian employment agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 2, 2009)
10.2	Form of Securities Purchase Agreement with officers (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 2, 2009)
10.3	Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 2, 2009)
10.4	Securities Purchase Agreement with investor (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.5	Form of warrant issued March 2009 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 2, 2009)
10.6	Form of Consulting Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 2, 2009)
10.7	Agreement regarding voting matters (Incorporated by reference to Exhibit 10.32 of Form 10-K filed on April 15, 2009)
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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: May 20, 2009	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: May 20, 2009	By: /s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer