Form 10-Q
period 2009-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2009-08-19
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

(212) 286-9197
(Registrant's telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 21, 2009, we had 93,433,338 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CASH	$ 31,451	$ 700,001
ACCOUNTS RECEIVABLE	544,105	–
DEFERRED COSTS	–	600,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	76,161	–

TOTAL CURRENT ASSETS	651,717	1,300,001

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	603,456	603,456
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (NOTE 6)	96,742	120,606
OTHER ASSETS	10,670	10,670

TOTAL ASSETS	$ 1,362,585	$ 2,034,733

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES (NOTE 3)	$ 1,256,994	$ 1,043,982
PROMISSORY NOTE PAYABLE	178,920	178,920
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	446,265
DEFERRED REVENUE	–	1,455,900

TOTAL CURRENT LIABILITIES	1,882,179	3,125,067

SHAREHOLDERS' DEFICIT

PREFERRED STOCK: $.0001 PAR VALUE, SHARES AUTHORIZED 25,000,000 SHARES ISSUED AND OUTSTANDING: 0 AT JUNE 30, 2009 AND 5,000,000 AT DECEMBER 31, 2008 (NOTE 10)	–	500
COMMON STOCK; $.0001 PAR VALUE SHARES AUTHORIZED 250,000,000 SHARES ISSUED AND OUTSTANDING: 94,433,338 AT JUNE 30, 2009 AND 58,358,338 AT DECEMBER 31, 2008	9,444	5,836
ADDITIONAL PAID IN CAPITAL	21,553,846	20,943,955
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(90,598)	(61,795)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(153,262)	(2,508,859)
ACCUMULATED DEFICIT	(23,267,974)	(20,898,921)

TOTAL SHAREHOLDERS' DEFICIT	(519,594)	(1,090,334)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,362,585	$ 2,034,733

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Month	Three Month	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

REVENUES	$ –	$ –	$ 2,000,000	$ –

COST OF REVENUES	–	–	1,355,000	–

GROSS PROFIT	–	–	645,000	–

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	63,598	–	63,598	–
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	147,425	–	2,355,597	–
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	–	–	484,623
OPERATING COSTS AND EXPENSES	355,632	451,865	591,948	853,969
TOTAL OPERATING EXPENSES	566,655	451,865	3,011,143	1,338,592

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(566,655)	(451,865)	(2,366,143)	(1,338,592)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(2,400)	–	(3,230)	(10,529)
INTEREST INCOME	320	449	320	449
NET INTEREST INCOME (EXPENSE)	(2,080)	449	(2,910)	(10,080)

LOSS BEFORE PROVISION FOR INCOME TAXES	(568,735)	(451,416)	(2,369,053)	(1,348,672)

PROVISION FOR INCOME TAXES	–	–	–	–

NET LOSS	$ (568,735)	$ (451,416)	$ (2,369,053)	$(1,348,672)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	94,123,723	58,333,613	77,306,681	57,952,019

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

NET LOSS	$ (2,369,053)	$ (1,348,672)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
DEPRECIATION	23,864	21,312
COMMON STOCK ISSUED FOR SERVICES	43,000	101,250
AMORTIZATION OF CONSULTING FEES	41,196	19,842
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	2,355,597	138,238
WRITE-OFF OF OIL AND GAS PROPERTIES	–	484,623
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
ACCOUNTS RECEIVABLE	(544,105)	–
DEFERRED COSTS	600,000	–
PREPAID EXPENSES AND OTHER CURRENT ASSETS	(76,161)	–
OTHER ASSETS	–	–
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	213,012	(125,027)
PROMISSORY NOTE	–	178,920
DEFERRED REVENUES	(1,455,900)	–

NET CASH (USED IN) OPERATING ACTIVITES	(1,168,550)	(529,514)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	–	(2,208)
NET CASH (USED IN) INVESTING ACTIVITIES	–	(2,208)

NET CASH FROM FINANCING ACTIVITIES:

ISSUANCE OF PREFERRED STOCK	–	500,000
ISSUANCE OF COMMON STOCK	500,000	–
LOANS (REPAYMENTS) FROM RELATED PARTIES	–	(1,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	500,000	498,888

NET CHANGE IN CASH	(668,550)	(32,834)

CASH - BEGINNING OF YEAR	700,001	505,018

CASH – END OF PERIOD	$ 31,451	$ 472,184

(Continued on next page)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

Six Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$ –	$ –
Income taxes	$ –	$ –

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:

Value of stock options and warrants granted to employees for services provided to the Company	–	$ 138,238

Value of stock options granted to consultant for services provided to the Company	$ –	$ 7,641

Value of common stock issued to consultant for services provided to the Company	$ –	$ 101,250

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. ("Terra"), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the "Company"), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2008, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Commission.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Services, Inc., a New York corporation ("TISI"), provides mapping, surveying, and analytical services to exploration, drilling, and mining companies. Prior to September 2008, the Company offered similar services through Terra Insight Corporation, a Delaware corporation ("TIC") formed January 7, 2005. The Company interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services (1) to its customers for a cash fee and (2) pursuant to joint venture arrangements in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects. Prior to April 27, 2009, the Company provided these services to its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the "Institute"), a related foreign entity controlled by an affiliate of the Company.

On December 5, 2007, the Company formed Terra Resource Technologies, Inc. a wholly-owned New York corporation, now known as Terra Insight Services, Inc. ("TISI"). TISI was inactive through August 30, 2008.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company's reincorporation. (See below).

On August 24, 2006, the Company formed Terra Insight Technologies Corporation ("TITC"), a wholly-owned Delaware corporation. TITC was inactive through December 31, 2008.

On March 20, 2006, the Company formed Terra Resources Operations Co., Inc. ("TRO"), a Texas corporation. The Company's wholly-owned subsidiary, Terra Resources, Inc. ("TRI"), a Delaware corporation, is the sole shareholder of the entity. TRO has been inactive since inception.

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

JUNE 30, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

On January 4, 2006, the Company formed TexTerra Exploration Partners, LP ("TexTerra") a Delaware limited partnership, in contemplation of an exploration project. TRI is the general partner of TexTerra with an initial 100% interest. In 2006, an initial well was drilled in connection with the Bellows Lease. Enficon Establishment ("Enficon"), a Liechtenstein company, provided funding covering 80% of TexTerra's costs in connection with the initial well and was entitled to 80% of the cash distributed until it received back its capital contribution. Further, Enficon was entitled to 65% of the profits on the initial well.

On July 12, 2005, the Company formed New Found Oil Partners, LP ("NFOP"), a Delaware limited partnership, in contemplation of an exploration project. The Company's wholly-owned subsidiary, TRI, was the general partner of this entity with an initial 100% interest. NFOP was dissolved in April 2008.

On July 6, 2005, the Company formed Tierra Nevada Exploration Partners, LP ("Tierra Nevada"), a Delaware limited partnership, in furtherance of an exploration agreement with Enficon. TRI is the general partner of Tierra Nevada with an initial 100% interest. As of September 30, 2006, the Company advanced approximately $2.5 million into the limited partnership in furtherance of the exploration project. In 2006, Kiev Investment Group ("KIG"), an affiliate of Enficon, also agreed to fund certain Tierra Nevada projects.

On April 4, 2005, the Company formed Terra Resources, Inc. ("TRI"), a Delaware corporation wholly-owned by Terra Insight Corporation.

Reincorporation

Effective November 13, 2006, CompuPrint, Inc. was reincorporated under the laws of the State of Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006 (the "Plan"), by merging into CompuPrint, Inc. into its wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc., a corporation formed for the purpose of reincorporation. Pursuant to the Plan, each share of CompuPrint, Inc. was exchanged for one share of Terra Energy & Resource Technologies, Inc., and all shares previously outstanding of Terra Energy & Resource Technologies, Inc. that were previously outstanding were cancelled. Pursuant to the Plan, the Company changed its corporate name to Terra Energy & Resource Technologies, Inc. The Plan was approved by the holders of a majority of the Company's shares at a special meeting of stockholders held on November 3, 2006. At the special meeting, the stockholders also approved an increase in the Company's authorized capital to 275,000,000 shares, consisting of 250,000,000 shares of common stock, and 25,000,000 shares of preferred stock, each with a par value of $0.0001.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at June 30, 2009 and at December 31, 2008. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company's tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, Terra Insight Corporation, Terra Resources, Inc., Terra Resources Operations Co., Inc., Terra Insight Technologies Corporation, Terra Insight Services, Inc., and New Found Oil Partners, LP through April 2008. Also included are the accounts of Tierra Nevada Exploration Partners, LP and TexTerra Exploration Partners, LP, drilling partnerships in which a significant stockholder has an economic interest, and NamTerra Mineral Resources (Proprietary) Limited, a 95% owned subsidiary by Terra Resources, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

JUNE 30, 2009

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

Significant Customers

The Company derived all of its revenue for the six month period ended June 30, 2009 from one customer. The Company had no revenue during the six month period ended June 30, 2008. The Company derived all of its revenue for the year ended December 31, 2008 from two customers.

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

Stock Options

Prior to 2006, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation", the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt SFAS 123 must provide additional pro forma disclosure as if they had adopted SFAS 123 for valuing stock based compensation to employees. (See Note 4). Effective for the first quarter of fiscal 2006, the Company adopted SFAS No. 123(R).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and six months ended June 30, 2009 and 2008, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There were conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008, which preferred shares were converted into shares of common stock on March 27, 2009. For the three and six month period ended June 30, 2009, the effect of the conversion could be anti-dilutive.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with FASB Statement No. 157.

Recent Accounting Pronouncements

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

3.	EQUITY TRANSACTIONS

Sales of Common Stock and Warrants

On March 27, 2009, the Company closed upon two separate Securities Purchase Agreements, each dated as of March 19, 2009, with each of Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company. Pursuant to the transactions, they purchased an aggregate of 20,000,000 shares of the Company's common stock and 20,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000.

On March 27, 2009, pursuant to a Securities Purchase Agreement with Sergey Sulgin, an individual accredited investor, the Company sold 10,000,000 shares of the Company's common stock and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

3.	EQUITY TRANSACTIONS (CONTINUED)

Sale of Preferred Stock and Warrants

On December 27, 2007, the Company entered into a Securities Purchase Agreement with Esterna Ltd., a Cypriot limited company, for the sale of securities consisting of (i) 5,000,000 shares of the Company's unregistered Series A preferred stock, par value $0.0001 per share (the "Series A Preferred Stock"), and (ii) warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock, for the aggregate purchase price of $1,000,000, with closings for $500,000 occurring on each of December 27, 2007 and April 23, 2008. Each share of Series A Preferred Stock was convertible, at the option of the holder without the payment of additional consideration, into one share of the Company's common stock. The warrants had an exercise price of $.25 per share for a period of one year, and thereafter until expiration the exercise price was $.30 per share. On March 27, 2009, pursuant to an Exchange Agreement, the preferred stockholder converted its 5,000,000 preferred shares into 5,000,000 shares of the Company's common stock and exchanged its 20,000,000 preferred stock purchase warrants that were exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

In connection with the above transaction, the Company has considered the impact of EITF 07-05 which is effective for years beginning after December 15, 2008. In accordance with SFAS No. 133, the Company has determined that the common stock purchase warrants issued are fixed price warrants and indexed to the Company's own stock and therefore meets the exception of paragraph 11A that states if a derivative is indexed to an entity's own stock and is classified in stockholder's equity, then derivative accounting is avoided.

4.	STOCK BASED COMPENSATION

The Company's 2005 Stock Incentive Plan was adopted by the Company's Board of Directors on December 29, 2005 and approved by the Company's stockholders on November 3, 2006. The plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights performance and growth of the Company, and to align employee interests with those of the Company's stockholders denominated in shares of the Company's common stock to employees, officers, non-employee directors and agents of the Company. The purposes of the plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and the growth of the Company, and to align employee interests with those of the Company's stockholders. The Plan is administered by the Board of Directors.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

	March 31, 2008 (a)	March 31, 2009 (a)	June 30, 2008	June 30, 2009
Risk-free rate	–	–	2.42 – 2.98%	1.75%
Dividend yield	–	–	0.00%	0.00%
Volatility factor	–	–	1.56	5.47
Average life	–	–	2 to 5 years	3 years

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	26,965,000	$ 0.25
Granted	–	–
Exercised	–	–
Cancelled/forfeited	(5,000,000)	(0.46)
Balance outstanding at March 31, 2009	21,965,000	$ 0.21
Granted	4,000,000	0.05
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at June 30, 2009	25,965,000	$ 0.18

The stock options outstanding and exercisable at June 30, 2009 were in the following exercise price ranges:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.05	4,000,000	2.8	$0.05	4,000,000	$0.05
$0.11	1,000,000	0.9	$0.11	1,000,000	$0.11
$0.16	7,000,000	3.1	$0.16	7,000,000	$0.16
$0.165	3,000,000	2.8	$0.165	2,000,000	$0.165
$0.21	500,000	2.2	$0.21	500,000	$0.21
$0.22	9,950,000	3.2	$0.22	9,950,000	$0.22
$0.50	15,000	1.7	$0.50	15,000	$0.50
$0.80	500,000	1.0	$0.80	500,000	$0.80
	25,965,000	2.9	$0.18	24,965,000	$0.18

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

Options to Officers and Employees

During the three months ended September 30, 2008, the Company granted stock options to an employee to purchase up to 5,000,000 shares of common stock, of which stock options to purchase: 2,000,000 shares, exercisable until July 21, 2012 at $0.20 per share, were to vest upon receipt by the Company of third party financing (in debt or equity) prior to July 21, 2009 in the amount of at least $10,000,000; 1,000,000 shares, exercisable until July 21, 2012 at $0.40 per share, were to vest on July 21, 2009; 1,000,000 shares, exercisable until July 21, 2013 at $0.60 per share, were to vest on July 21, 2010; and 1,000,000 shares, exercisable until July 21, 2014 at $0.90 per share, were to vest on July 21, 2011. The total grant date fair value of the options was $2,208,172. Effective March 27, 2009, the employee elected to forfeit such stock options.

During the three months ended June 30, 2008, the Company granted stock options to an employee to purchase up to 3,000,000 shares of common stock, exercisable at $0.22 per share. Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares vested on April 23, 2009 and are to expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013. The total grant date fair value of the options was $438,835.

For the six months ended June 30, 2009 and 2008, deferred compensation (employees) amounted to $2,355,597 and $0, respectively. Deferred compensation (employees) on the balance sheet is $153,262 and $2,508,859 at June 30, 2009 and December 31, 2008, respectively.

Consultants

In April 2009, the Company issued to a consultant 1,000,000 shares of the Company's common stock and warrants to purchase 1,000,000 shares of the Company's common stock, exercisable until April 27, 2012 at $0.05 per share, in consideration of the termination of a license and services agreement.

In April 2009, the Company granted stock options to a consultant, who also is a director of the Company, to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share. The total grant date fair value of the options was $30,000.

In May 2008, the Company granted stock options to an outside consultant to purchase 1,000,000 shares of common stock, exercisable for two years at $0.11 per share. On each of the following dates, stock options to purchase 250,000 shares vested: August 1, 2008; November 1, 2008; February 1, 2009; and May 1, 2009. The total grant date fair value of the options was $82,393.

On March 27, 2008, the Company entered into a consulting agreement, dated as of March 10, 2008, with an outside consultant pursuant to which the Company issued 675,000 shares of common stock in connection with services for March 2008. The fair market value of services amounted to $101,250, which was charged to operations during the three months ended March 31, 2008. The consulting agreement was for a term of up to twelve months, and the Company was to issue 75,000 shares of common stock per month for the remaining months of the consulting term. In June 2008, the parties agreed to postpone services and payment under the consulting agreement. In April 2009, the parties agreed to a one month continuation of the consulting arrangement, when ended on April 30, 2009, and on April 30, 2009, the Company issued 75,000 shares of common stock for services rendered in April 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

For the six months ended June 30, 2009 and 2008, deferred compensation (consultants) amounted to $63,598 and $0, respectively. Deferred compensation (consultants) on the balance sheet is $90,598 and $61,795 at June 30, 2009 and December 31, 2008, respectively.

5.	OIL AND GAS PROPERTIES

TexTerra

On January 26, 2006, TexTerra Exploration Partners, LP entered into a Farmout Agreement with Davidson Energy, L.L.C. and Johnson Children's Trust No. 1, dated January 10, 2006. The Farmout Agreement related to the development of the Richard Bellows 1280-acre oil and gas lease, covering two 640 acre tracts in La Salle County, Texas (the "Bellows Lease"). TexTerra's leasehold interest was subject to an approximate 25% royalty interest held by the assignors of the Bellows Lease to Davidson and the Johnson Children's Trust, leaving an approximately 75% net revenue interest to be split between Davidson Energy and the Johnson Children's Trust, on the one hand, and TexTerra, on the other hand. Davidson Energy and Johnson Children's Trust assigned to TexTerra a 70% working interest (70% of the 75% net revenue interest) in and to the first well and a defined area around such well as specified under Texas law (the Railroad Commission spacing unit) and TexTerra was to receive a 50% working interest in all other acreage covered by the Bellows Lease. The purchase price for TexTerra's working interest was TexTerra's agreement to pay up to the budgeted amount of $1,417,150 for drilling, testing, stimulating, completing and equipping the initial well on the Bellows Lease (the "Davidson Project"). Any additional costs were to be paid 70% by TexTerra and 30% by Davidson Energy. After the initial well, Davidson Energy and Johnson Children's Trust shall have the right, but not the obligation, to participate in a 50% interest in future wells on the Bellows Lease. The rights of the parties pursuant to the Farmout Agreement were subject to the terms of a joint operating agreement. In the event Davidson Energy and Johnson Children's Trust elect not to participate in future wells on the Bellows Lease, they were to receive a 10% working interest after certain costs are recouped by TexTerra.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

5.	OIL AND GAS PROPERTIES (CONTINUED)

Until the budgeted costs are paid back in full to Enficon and Terra Resources, TexTerra was to pay net revenue it receives from the initial well 80% to Enficon and 20% to Terra Resources after payment of its own costs and the 5% overriding royalty to Terra Insight Corporation. This payout arrangement was modified by a subsequent agreement between Kiev Investment Group and the Company.

On August 8, 2006, the Company entered into a Further Modification to Protocol Agreement with Kiev Investment Group and Enficon Establishment. The Further Modification related to and modified the terms of the Protocol Agreement dated April 5, 2006 and Modification to Protocol Agreement entered June 16, 2006. The purpose of the Further Modification was to resolve certain breaches by Kiev Investment Group and Enficon Establishment of their obligations, without prejudice to the Company's rights under the Protocol Agreement, as previously modified. Under the Protocol Agreement, as previously modified, Kiev Investment Group undertook the several obligations related to the purchase of the Company's securities, and to fund exploration projects.

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

In October 2007, TexTerra conveyed its working interest to the Bellows Lease to Botasch Operating, LLC in exchange for Botasch's assumption of all TexTerra's obligations related to the Bellows Lease, resulting in debt forgiveness income of $161,919 because the Company is no longer legally liable to pay the obligation.

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

JUNE 30, 2009

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

In the year ended December 31, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company's oil and gas investments, net of write-offs, were $603,456 as of June 30, 2009 and December 31, 2008.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and at June 30, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Lives – Years	June 30, 2009 Amount	December 31, 2008 Amount
Computer Equipment	5	$ 97,140	$ 97,140
Computer Software	3	613	613
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		250,895	250,895
Less accumulated depreciation		(154,154)	(130,289)
		$ 96,742	$ 120,606

Depreciation expense for the six months ended June 30, 2009 was $23,864.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS

Transactions with the Institute

Terra Insight Corporation licensed, under a 32-year license agreement entered into January 7, 2005, as amended on May 19, 2005, July 23, 2007 and December 19, 2007 (the "Technology License Agreement"), certain mapping technology from The Institute of Geoinformational Analysis of the Earth, a foreign-based related company controlled by an affiliate of the Company. In connection with the license, the parties also entered into a services agreement on January 7, 2005, as amended on May 19, 2005, July 23, 2007 and December 19, 2007 (the "Services Agreement"), for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute's mapping technologies.

In December 2008, the parties entered agreements, dated as of December 15, 2008, with the Institute which revised the terms of the existing technology license agreement and the related services agreement with the Institute. Pursuant to agreements, the technology license agreement and the related services agreement between the Institute and Terra Insight Corporation were terminated, and replaced with a technology license agreement and a services agreement between the Institute and Terra Insight Services, Inc.

Under the Technology License Agreement, dated as of December 15, 2008, Terra Insight Services, Inc., had an exclusive, worldwide renewable license for a 30-year term from December 2005 for the commercial use of all of the technology of the Institute. Pursuant to the license, the Institute was entitled to compensation certain project payments generated from the use of the Institute's technology in an amount to be determined on orders for our services, provided that such project payments was not to exceed 10% over the Institute's costs. Such project payments were not to be duplicative of any services fees payable by Terra Insight Services, Inc. to the Institute under the Services Agreement. Under the license agreement, Terra Insight Services, Inc. had an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of (i) June 30, 2012 or (ii) the termination of the license agreement.

In connection with the Technology License Agreement, Terra Insight Services, Inc., also entered into a Services Agreement, dated as of December 15, 2008, with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us. In connection with services provided by the Institute, the Institute was entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

On April 27, 2009, Terra Insight Services, Inc., the Company, Terra Insight Technologies Corporation, and the Institute entered into an agreement, pursuant to which the Technology License Agreement and the Services Agreement, each dated as of December 15, 2008, between the Institute and Terra Insight Services, Inc. were terminated. In connection therewith the Company issued to the Institute 1,000,000 shares of the Company's common stock and warrants to purchase 1,000,000 shares of the Company's common stock, exercisable until April 27, 2012 at $0.05 per share.

Securities Transactions

On March 27, 2009, each of Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company, purchased 10,000,000 shares of the Company's common stock and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the purchase price of $100,000 each. (See Note 3).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

Effective March 27, 2009, Dr. Alexandre Agaian, an officer and a director of the Company, elected to forfeit 5,000,000 stock options granted pursuant to an employment agreement, dated as of July 21, 2008. (See Note 8).

Consulting Agreement

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, for a term of one year, pursuant to which the Company issued him warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share. On March 27, 2009, Mr. Rozenberg had been appointed to the Board of Directors. The consulting agreement is unrelated to services as a Board member.

Legal Services

The Company incurred legal fees for the six months ended June 30, 2009 and 2008 of $62,495 and $232,106, respectively, to a law firm which is owned by a former director, former officer, and a current minority stockholder of the Company.

Loans

As of March 31, 2008, an individual, who was at the time of the loan an officer and director, loaned the Company $110,975, another individual, who was at the time of the loan an officer and director, loaned the Company $295,322, and a related party loaned $39,968 to the Company. The loans were unsecured, non-interest bearing and have no specific repayment terms, other than commencing June 1, 2008, the Company was to commence paying down loans in the principal amount of $400,322, together with mutually agreeable interest, in loans as monies became available from the Company's revenues or financing activities at the rate of 8% of such monies received or raised until fully repaid.

8.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

On April 23, 2008, the Company entered into a three year employment agreement with an officer. The executive is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company's consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company's Board of Directors may determine in its discretion. If the Company terminates the executive's employment for any reason other than for cause, the Company is to pay the executive four months of salary as severance. The Company granted to the executive stock options to purchase three million shares of the Company's common stock, exercisable at $0.165 per share. Stock options to purchase one million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1,000,000 shares vested on April 23, 2009 and expire on April 22, 2012. Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

8.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

On August 29, 2008, the Company entered into a three year employment agreement, dated as of July 21, 2008, with an officer. The employment agreement provides for: a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company's 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; and eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which the executive would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of the executive's base salary, for achievement of more than 120% of the performance target. The employment agreement may be earlier terminated, among other reasons, upon three months' prior written notice, at the option of either the executive or the Company, without cause, in which event the Company shall have the right to require the executive not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months. If the Company terminates the executive's employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination. The Company granted to the executive stock options to purchase up to five million shares of the Company's common stock, subject to vesting and exercisability conditions as follows: two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, to vest upon completion of the third year of service. Effective March 27, 2009, the executive elected to forfeit those stock options.

Operating Lease

The Company leases office space in New York City from a third party. Rent is $2,500 per month since September 2008, and previously in 2008 was $2,000 per month. The Company does not have a written lease on its main New York City office space.

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

JUNE 30, 2009

(UNAUDITED)

9.	LITIGATION

In March 2008, the Company settled a lawsuit captioned Baker Hughes Oilfield Operations Inc. v. Tierra Nevada Exploration Partners, LP and Terra Resources, Inc., before the Supreme Court of the State of New York, Case No. 603274/07. Pursuant to the terms of settlement, the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007. The note remains unpaid as of August 17, 2009.

On or about December 11, 2008, Illinois National Insurance Company filed a complaint before the Civil Court of the City of New York, Case No. 74698/08, against Terra Insight Corporation, alleging failure to pay insurance premiums in the amount of $10,598. Terra Insight Corporation did not file an answer to the complaint.

10.	PREFERRED STOCK

The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. The Board of Directors is expressly authorized to provide for the issue of all or any shares of the preferred stock, in one or more series, and to fix for each such series such voting powers, full or limited, and other such designations and preferences. The number of authorized shares of preferred stock may be increased or decreased (but not below the number of shares thereof then outstanding) by the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital stock of the corporation entitled to vote generally in the election of directors.

In December 2007, the Board authorized the issuance of up to 25,000,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into one share of common stock. Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock shall automatically convert into shares of common stock. Each share of Series A Preferred Stock is entitled to three votes for each share of common stock issuable upon conversion of the Series A Preferred Stock. For so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remain outstanding, the holders of the outstanding Series A Preferred Stock shall have the exclusive right to elect a majority of the Company's board of directors.

On December 27, 2007, the Company entered into an agreement for the sale of 5,000,000 shares of Series A Preferred Stock and warrants exercisable over a two-year period to purchase 20,000,000 shares of Series A Preferred Stock. On March 27, 2009, pursuant to an Exchange Agreement, the preferred stockholder converted its 5,000,000 preferred shares into 5,000,000 shares of the Company's common stock and exchanged its 20,000,000 preferred stock purchase warrants into 20,000,000 common stock purchase warrants. (See Note 3).

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	For the Six Months Ended June 30, 2009
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total
REVENUES	$ 2,000,000	$ –	$ –	$ 2,000,000
COST OF SALES	1,355,000	–	–	1,355,000
GROSS PROFIT	645,000	–	–	645,000

OPERATING COSTS AND EXPENSES	3,011,143	–	–	3,011,143

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(2,366,143)	–	–	(2,366,143)

OTHER INCOME (EXPENSE)	2,910	–	–	2,910

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,369,053)	–	–	(2,369,053)

NET PROFIT (LOSS)	$ (2,369,053)	$ –	$ –	$ (2,369,053)

	For the Six Months Ended June 30, 2008
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total

REVENUES	$ –	$ –	$ –	$ –
COST OF SALES	–	–	–	–
GROSS PROFIT	–	–	–	–

OPERATING COSTS AND EXPENSES	–	(853,969)	–	(853,969)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)		(484,623)

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	–	(1,338,592)	–	(1,338,592)

OTHER INCOME (EXPENSE)	–	(10,080)	–	(10,080)

LOSS BEFORE PROVISION FOR INCOME TAXES	–	(1,348,672)	–	(1,348,672)

NET PROFIT (LOSS)	$ –	$(1,348,672)	$ –	$(1,348,672)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Forward-Looking" Information

These management discussion and analysis contain forward-looking statements and information that are based on our management's beliefs, as well as assumptions made by, and information currently available to our management. These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil industry. Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management's current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2008, and the related notes, included in our Annual Report on Form 10-K.

INTRODUCTORY NOTE

Our Operations and Plans

During the first half of fiscal 2009, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting ("STeP") technology for locating natural resources. We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.23 million at June 30, 2009. As of June 30, 2009, we had cash of approximately $0.03 million. These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $4.6 million in revenues since inception in 2005 through June 30, 2009; however, our fee for service business has not been sufficient to support our operational expenses. Since inception through the first half of fiscal 2009, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $4.0 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.5 million in the first quarter of fiscal 2009), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

RESULTS OF OPERATIONS

Revenues

We did not have revenues from services for the three months ended June 30, 2009 and 2008. The lack of revenue arose principally from our seeking to acquire technology during the period. While we have been in discussions with mineral and oil companies to render services on a cash basis, we did not enter into any new service contracts during the period. In August 2008, we entered into a service contract pursuant to which we may generate approximately $45,000 in revenues during fiscal 2009. Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

Revenues from services for the six months ended June 30, 2009 and 2008 were $2,000,000 and $0, respectively. Revenues arose solely from performing service work.

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

Cost of Revenues

Costs associated with revenue for the three months ended June 30, 2009 and 2008 were $0. Costs associated with revenue for the six months ended June 30, 2009 and 2008 were $1,355,000 and $0, respectively. Our fees payable to the Institute under our prior arrangement with The Institute of Geoinformational Analysis of the Earth were subject to negotiation on a per project basis and accordingly our costs may vary on a project basis. On April 27, 2009, we terminated our license and services arrangement with the Institute. Historically, our cost of revenues has consisted primarily of payments to the Institute. Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were $566,655 and $451,865, respectively. Because revenues were $0 for those periods, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the three months ended June 30, 2009 consisted primarily of professional fees of approximately $120,806, management salaries and benefits of approximately $187,166, travel expenses of approximately $12,634, and stock based compensation of approximately $211,023. Operating expenses for the three months ended June 30, 2008 consisted primarily of professional fees of approximately $149,000, management salaries and benefits of $181,000, independent contractor fees of $15,000, and travel expenses of $16,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Operating expenses during the three months ended June 30, 2009 decreased in comparison to the three months ended June 30, 2008, because during the period we have focused primarily on identifying new technologies for potential acquisition, marketing and promotion of services, and on the development of projects, which resulted in decreases in professional fees, independent contractor fees, and travel expenses, offset by an increase in management salaries and benefits.

Operating expenses for the six months ended June 30, 2009 and 2008 were $3,011,143 (including stock based compensation of $2,419,195) and $1,338,592 (after write-off of oil and gas properties of $484,623), respectively. Operating expenses for the six months ended June 30, 2009 and 2008 were $591,948 (excluding stock based compensation of $2,419,195) and $853,969 (before write-off of oil and gas properties of $484,623), respectively. Operating expenses, excluding stock based compensation of $2,419,195, as a percentage of revenue was approximately 30% for the six months ended June 30, 2009. The $2,419,195 in stock based compensation includes $2,208,172 in expenses incurred during the three months ended March 31, 2009 related to stock options which were granted during the latter half of fiscal 2008 and which the executive elected to forfeit during the three months ended March 31, 2009. Operating expenses, including stock based compensation of $2,419,195, as a percentage of revenue was approximately 150% for the six months ended June 30, 2009. Because revenues were $0 for the six months ended March 31, 2008, operating expenses as a percentage of revenues cannot be calculated.

Operating expenses for the six months ended June 30, 2009 consisted primarily of professional fees of approximately $181,811, management salaries and benefits of approximately $274,941, and travel expenses of approximately $25,334, and stock based compensation of approximately $2,419,195, Operating expenses for the six months ended June 30, 2008 consisted primarily of professional fees of approximately $434,000, management salaries and benefits of $213,000, independent contractor fees of $55,000, and travel expenses of $28,000.

Operating expenses (excluding stock based compensation of $2,419,195) during the six months ended June 30, 2009 decreased in comparison to the six months ended June 30, 2008 because we have focused primarily on raising additional capital in the first half of fiscal 2009 and on the development of projects. This has decreased professional fees, independent contractor fees, and travel expenses, offset by an increase in management salaries and benefits. Operating expenses for the six months ended June 30, 2009 was significantly higher than the comparable period in 2008 primarily due to stock based compensation incurred in the six months ended June 30, 2009.

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

Interest Expense

For the three months ended June 30, 2009 and 2008, the net interest expenses (income) were $2,080 and ($449), respectively. For the six months ended June 30, 2009 and 2008, the net interest expenses were $2,910 and $10,080, respectively.

Net Loss

The net losses for the three months ended June 30, 2009 and 2008 were $568,735 and $451,416, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended June 30, 2009 compared to the same period in 2008. For the three month ended June 30, 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01.

The net losses for the six months ended June 30, 2009 and 2008 were $2,369,053 (of which $2,419,195 relate to stock based compensation) and $1,348,592, respectively. The increase in net loss during the six months ended June 30, 2009 compared to the same period in 2008 principally resulted from an increase in operating expenses due to stock compensation expenses. Excluding stock based compensation expenses of $2,419,195 , we would have had net income of $50,142 during the six months ended June 30, 2009. For the six month ended June 30, 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.03.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the six months ended June 30, 2009, our cash decreased by $668,550 to $31,451. Of the decrease in cash, $1,168,550 was used by operating activities and $500,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $1,168,550 for the six months ended June 30, 2009, as compared with deficit cash flows of $529,514 for the six months ended June 30, 2008.

For the six months ended June 30, 2009, cash flows from operating activities resulted in deficit cash flows of $1,168,550, primarily due to a net loss of $2,369,053, plus non-cash charges of $2,463,657, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $544,105, an increase in other assets of $76,161, an increase in accounts payable and other accrued expenses of $213,012, and a decrease in deferred revenues of $1,455,900. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock and options issued to consultants of $43,000, amortization of consulting fees of $41,196 and charges for stock options issued to employees of $2,355,597.

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

Investing Activities

Cash used for investing activities for the six months ended June 30, 2009 and 2008 was $0 and $2,208, respectively.

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

Financing Activities

For the six months ended June 30, 2009, cash provided by financing activities was $500,000, from the sales of common stock and warrants to three investors. For the six months ended June 30, 2008, cash provided by financing activities was $498,888, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, and repayment of a loan in the amount of $1,112.

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

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open offices in Moscow, Russia and in Texas.

As of June 30, 2009, we had six employees, including employees of corporate subsidiaries, of which two persons worked on a full-time basis. As of June 30, 2009, five employees were paid and others served without pay. In July 2009, we ceased paying our employees based in New York in order to conserve capital. In July 2009, we retained the services of 13 persons in connection with the establishment of an office in Moscow. Our future employment plans are uncertain given our working capital deficit and lack of revenues.

We are seeking to raise $3 to $5 million to pursue development efforts during the next twelve months. We plan to use this money to engage in several farm-in projects. It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of 8 to 12 natural resource interests in U.S. oil and gas prospects. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At June 30, 2009, we had no commitments for financing.

There can be no assurance that we will be successful in obtaining such funding or, in the event it is successful, the terms of such funding will be on terms advantageous to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing authorized shares of common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to delay our planned or proposed operations and development and continue to conduct activities on a limited scale.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During 2008 and the first half of fiscal 2009, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

In fiscal 2008 and the first half of fiscal 2009, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing. We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's consolidated results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's consolidated results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's consolidated results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended June 30, 2009. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report has been recorded, processed, summarized and reported, on a timely basis, as of the end of the period covered by this report, and that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On or about December 11, 2008, Illinois National Insurance Company filed a complaint before the Civil Court of the City of New York, Case No. 74698/08, against Terra Insight Corporation, alleging failure to pay insurance premiums in the amount of $10,598. Terra Insight Corporation did not file an answer to the complaint. Terra Insight Corporation did not file an answer to the complaint.

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

On April 27, 2009, in connection with the termination of a license and services arrangement with The Institute of Geoinformational Analysis of The Earth, the Company issued 1,000,000 shares of the Company's common stock and warrants to purchase 1,000,000 shares of the Company's common stock, exercisable until April 27, 2012 at $0.05 per share.

On April 30, 2009, as the final installment of compensation due under a consulting agreement between the parties dated as of March 10, 2008, as amended, the Company issued 75,000 shares of common stock to Wall Street Edge Investor Relations for consulting services rendered.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On April 27, 2009, Terra Insight Services, Inc., the Company, Terra Insight Technologies Corporation, and The Institute of Geoinformational Analysis of The Earth entered into an agreement, pursuant to which the Technology License Agreement and the Services Agreement, each dated as of December 15, 2008, between the Institute and Terra Insight Services were terminated. In connection therewith, the Company issued to the Institute 1,000,000 shares of the Company's common stock and warrants to purchase 1,000,000 shares of the Company's common stock, exercisable until April 27, 2012 at $0.05 per share.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Termination Agreement with the Institute
11

Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-Q.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 19, 2009	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 19, 2009	By: /s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer