Form 10-Q
period 2009-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2009-11-23
CIK 1084828

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 2, 2009, we had 97,533,338 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

CASH	$ 117,000	$ 700,001
ACCOUNTS RECEIVABLE	572,364	–
DEFERRED COSTS	–	600,000
PREPAID EXPENSES AND OTHER CURRENT ASSETS	1,121	–

TOTAL CURRENT ASSETS	690,485	1,300,001

OIL AND GAS PROPERTIES UNPROVED, FULL COST METHOD (NOTE 5)	603,456	603,456
PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION (NOTE 6)	86,341	120,606
OTHER ASSETS	28,909	10,670
MINORITY INTEREST	7,466	–

TOTAL ASSETS	$ 1,416,657	$ 2,034,733

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

ACCOUNTS PAYABLE AND ACCRUED EXPENSES	$ 1,372,407	$ 1,043,982
PROMISSORY NOTE PAYABLE	178,920	178,920
LOANS PAYABLE - RELATED PARTIES (NOTE 7)	446,265	446,265
DEFERRED REVENUE	60,000	1,455,900

TOTAL CURRENT LIABILITIES	2,057,592	3,125,067

SHAREHOLDERS' DEFICIT

PREFERRED STOCK: $.0001 PAR VALUE, SHARES AUTHORIZED 25,000,000 SHARES ISSUED AND OUTSTANDING: 0 AT SEPTEMBER 30, 2009 AND 5,000,000 AT DECEMBER 31, 2008 (NOTE 10)	–	500
COMMON STOCK; $.0001 PAR VALUE SHARES AUTHORIZED 250,000,000 SHARES ISSUED AND OUTSTANDING: 97,533,338 AT SEPTEMBER 30, 2009 AND 58,358,338 AT DECEMBER 31, 2008	9,753	5,836
ADDITIONAL PAID IN CAPITAL	21,763,497	20,943,955
STOCK OPTIONS OUTSTANDING (NOTE 4)	1,428,950	1,428,950
DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	(90,598)	(61,795)
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	(153,262)	(2,508,859)
ACCUMULATED DEFICIT	(23,599,275)	(20,898,921)

TOTAL SHAREHOLDERS' DEFICIT	(640,935)	(1,090,334)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 1,416,657	$ 2,034,733

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUES	$ 54,704	$ 13,000	$ 2,054,704	$ 13,000

COST OF REVENUES	–	–	1,355,000	–

GROSS PROFIT	54,704	13,000	699,704	13,000

OPERATING EXPENSES

DEFERRED COMPENSATION (CONSULTANTS) (NOTE 4)	–	–	63,598	–
DEFERRED COMPENSATION (EMPLOYEES) (NOTE 4)	–	–	2,355,597	–
WRITE-OFFS OF OIL AND GAS PROPERTIES	–	–	–	484,623
OPERATING COSTS AND EXPENSES	406,850	994,269	998,798	1,707,715
TOTAL OPERATING EXPENSES	406,850	994,269	3,417,993	2,192,338

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(352,146)	(981,269)	(2,718,289)	(2,179,338)

OTHER INCOME (EXPENSE):

INTEREST EXPENSE	(4,860)	–	(8,090)	(10,529)
INTEREST INCOME	–	1,156	320	1,156
FORGIVENESS OF DEBT	–	16,000	–	16,000
NET INTEREST INCOME (EXPENSE)	(4,860)	17,156	(7,770)	6,627

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(357,006)	(964,113)	(2,726,059)	(2,172,711)

PROVISION FOR INCOME TAXES	18,239	–	18,239	–
MINORITY INTEREST	7,466	–	7,466	–

NET LOSS	$ (331,301)	$ (964,113)	$ (2,700,354)	$(2,172,711)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$ (0.00)	$ (0.02)	$ (0.03)	$ (0.04)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	95,052,903	58,358,338	83,287,093	58,088,447

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

NET LOSS	$ (2,700,354)	$ (2,172,711)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:

NON CASH ITEMS:
MINORITY INTEREST	(7,466)	–
DEPRECIATION	35,351	29,992
COMMON STOCK ISSUED FOR SERVICES	153,000	101,250
AMORTIZATION OF CONSULTING FEES	41,196	95,270
AMORTIZATION OF DEFERRED COMPENSATION (EMPLOYEES)	2,355,597	532,006
WRITE-OFF OF OIL AND GAS PROPERTIES	–	484,623
CHANGES IN ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS :
(INCREASE) DECREASE IN PROPERTY & EQUIPMENT	(1,052)	–
ACCOUNTS RECEIVABLE	(572,364)	–
DEFERRED COSTS	600,000	–
PREPAID EXPENSES AND OTHER CURRENT ASSETS	(1,636)	–
OTHER ASSETS	42,551	(4,071)
INCREASE (DECREASE) IN LIABILITIES:
ACCOUNTS PAYABLE AND ACCRUED EXPENSES	328,077	(137,941)
PROMISSORY NOTE	–	178,920
DEFERRED REVENUES	(1,455,900)	–

NET CASH (USED IN) OPERATING ACTIVITES	(1,183,001)	(892,662)

CASH FLOWS FROM INVESTING ACTIVITIES:

ACQUISITION OF OIL AND GAS PROPERTIES	–	(12,996)
NET CASH (USED IN) INVESTING ACTIVITIES	–	(12,996)

NET CASH FROM FINANCING ACTIVITIES:

ISSUANCE OF PREFERRED STOCK	–	500,000
ISSUANCE OF COMMON STOCK	600,000	–
LOANS (REPAYMENTS) FROM RELATED PARTIES	–	(1,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	600,000	498,888

NET CHANGE IN CASH	(583,001)	(406,770)

CASH - BEGINNING OF YEAR	700,001	505,018

CASH – END OF PERIOD	$ 117,000	$ 98,248

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. ("Terra"), a Delaware corporation, formerly CompuPrint, Inc. (see below) and Subsidiaries (collectively, the "Company"), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2008, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results of operations for the full year or any other interim period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009 with the Commission.

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

On July 5, 2009, the Company acquired a 90% in Terra Services, LLC, a company formed under the laws of the Russian Federation on April 23, 2009, for $300. The Company utilizes the Moscow-based company for technology and analysis purposes.

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

SEPTEMBER 30, 2009

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

SEPTEMBER 30, 2009

(UNAUDITED)

1.	NATURE OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at September 30, 2009 and at December 31, 2008. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy. Given the Company's tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company. There can be no assurance that the Company will be successful in either effort.

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

The Company has evaluated subsequent events through the date that the financial statements were issued, which was November 18, 2009, the date of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2009.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Significant Customers

The Company derived all of its revenue for the nine month period ended September 30, 2009 from three customers. The Company derived all of its revenue for the nine month period ended September 30, 2008 from one customer. The Company derived all of its revenue for the year ended December 31, 2008 from two customers.

Property, Equipment and Depreciation

Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets. (See Note 6).

Income Taxes

According to the standard "Accounting for Income Taxes,” codified within ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax provisions are based on the changes to the respective assets and liabilities from period to period. A valuation allowance is recorded to reduce deferred tax assets when uncertainty regarding realization of the deferred tax assets exists.

The Company adopted the standard, which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Options

Prior to 2006, as permitted under the standard, "Accounting for Stock-Based Compensation", codified within ASC 718, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by the standard "Accounting for Stock Issued to Employees". Under this standard, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the stock at the date of grant over the option price. However, companies that did not adopt the standard must provide additional pro forma disclosure as if they had adopted the standard for valuing stock based compensation to employees. (See Note 4). Effective for the first quarter of fiscal 2006, the Company adopted the standard.

Segments

The Company follows the standard, "Disclosures about Segments of an Enterprise and Related Information," codified within ASC 280. The standard requires that a business enterprise report a measure of segment profit or loss and certain specific revenue and expense items. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company reports three operating segments.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options. For the three and nine months ended September 30, 2009 and 2008, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive. There were conversion features included in the 2,500,000 shares of Series A Preferred Stock issued on December 27, 2007 and the 2,500,000 shares of Series A Preferred Stock issued on April 23, 2008, which preferred shares were converted into shares of common stock on March 27, 2009. For the three and nine month period ended September 30, 2009, the effect of the conversion could be anti-dilutive.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for "Fair Value Measurements codified within ASC 820", which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical asset or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include closing prices for similar assets and liabilities in active markets, and inputs that are observable for the assets and liabilities, either directly, for substantially the full term of the financial instruments.

•	Level 3 – inputs to the valuation methodology are observable and significant to the fair value.

Recent Accounting Pronouncements

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

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

On September 30, 2009, the Company sold to Arista Capital Group, Inc. 2,000,000 shares of common stock and 4,000,000 common stock purchase warrants, exercisable until September 30, 2012 at $0.05 per share, for the aggregate purchase price of $100,000.

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

In connection with the above transaction, the Company has considered the impact of the standard “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock," codified within ASC 815-40, which is effective for years beginning after December 15, 2008. In accordance with the standard “Accounting for Derivative Instruments and Hedging Activities,” codified within ASC 815-10, the Company has determined that the common stock purchase warrants issued are fixed price warrants and indexed to the Company's own stock and therefore meets the exception of ASC 815, section 15-74 that states if a derivative is indexed to an entity's own stock and is classified in stockholder's equity, then derivative accounting is avoided.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

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

In accordance with the standard “Share-based Payment,” codified within ASC 718, the Company has accounted for its employee stock options and other stock options issued to outside consultants under the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of the standard for all share-based payments granted after the effective date and (b) based on the requirements of the standard for all awards granted to employees prior to the effective date of the standard that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

	March 31, 2009 (a)	June 30, 2009	September 30, 2009
Risk-free rate	–	1.75%	1.75%
Dividend yield	–	0.00%	0.00%
Volatility factor	–	5.47	5.47
Average life	–	3 years	3 years

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

The Company grants stock options to employees and outside consultants. The following tables summarize information about the stock option transactions for the indicated periods:

	Number of Options	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	26,965,000	$ 0.25
Granted	–	–
Exercised	–	–
Cancelled/forfeited	(5,000,000)	(0.46)
Balance outstanding at March 31, 2009	21,965,000	$ 0.21
Granted	4,000,000	0.05
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at June 30, 2009	25,965,000	$ 0.18
Granted	9,900,000	0.10
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at September 30, 2009	35,865,000	$ 0.16

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

The stock options outstanding and exercisable at September 30, 2009 were in the following exercise price ranges:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.05	4,900,000	2.6	$0.05	4,000,000	$0.05
$0.10 – 0.11	10,000,000	2.8	$0.10	1,000,000	$0.11
$0.16 – 0.165	10,000,000	2.8	$0.16	9,000,000	$0.16
$0.21 – 0.22	10,450,000	2.9	$0.22	10,450,000	$0.22
$0.50	15,000	1.4	$0.50	15,000	$0.50
$0.80	500,000	0.8	$0.80	500,000	$0.80
	35,865,000	2.8	$0.16	24,965,000	$0.18

Options to Officers and Employees

During the three months ended September 30, 2009, the Company granted stock options to two employees to purchase up to 9,000,000 shares of common stock, exercisable at $0.10 per share. The stock options are subject to vesting on October 29, 2009.

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

For the nine months ended September 30, 2009 and 2008, deferred compensation (employees) amounted to $2,355,597 and $0, respectively. Deferred compensation (employees) on the balance sheet is $153,262 and $2,508,859 at September 30, 2009 and December 31, 2008, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

4.	STOCK BASED COMPENSATION (CONTINUED)

Consultants

On August 20, 2009, the Company issued to a consultant 900,000 shares of common stock, exercisable at $0.05 per shares for a period of three years, subject to vesting in 50% increments on each of October 15, 2009 and November 1, 2009.

On August 12, 2009, the Company entered into a consulting agreement for business development and advisory services pursuant to which it issued the consultant 1,100,000 shares of common stock.

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

For the nine months ended September 30, 2009 and 2008, deferred compensation (consultants) amounted to $63,598 and $0, respectively. Deferred compensation (consultants) on the balance sheet is $90,598 and $61,795 at September 30, 2009 and December 31, 2008, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

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

SEPTEMBER 30, 2009

(UNAUDITED)

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

SEPTEMBER 30, 2009

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

In the year ended December 31, 2008, the Company wrote-off costs associated with such leases totaling $484,623.

Total Oil and Gas Investment

The Company's oil and gas investments, net of write-offs, were $603,456 as of September 30, 2009 and December 31, 2008.

6.	PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and at September 30, 2009 and December 31, 2008 consisted of the following:

	Estimated Useful Lives – Years	September 30, 2009 Amount	December 31, 2008 Amount
Computer Equipment	5	$ 98,226	$ 97,140
Computer Software	3	613	613
Oil & Gas Equipment	3	12,485	12,485
Office Equipment	5	17,011	17,011
Transportation Equipment	5	85,750	85,750
Furniture & Fixtures	7	37,896	37,896
		251,981	250,895
Less accumulated depreciation		(165,640)	(130,289)
		$ 86,341	$ 120,606

Depreciation expense for the nine months ended September 30, 2009 was $35,351.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Securities Transactions

On September 29, 2009, the Company granted to each of two officers, Dmitry Vilbaum and Dr. Alexandre Agaian, stock options to purchase 4,500,000 shares of common stock, exercisable at $0.10 per share. The stock options are subject to vesting on October 29, 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

7.	RELATED PARTY TRANSACTIONS (CONTINUED)

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

Legal Services

The Company incurred legal fees for the nine months ended September 30, 2009 and 2008 of $86,495 and $232,106, respectively, to a law firm which is owned by a former director, former officer, and a current minority stockholder of the Company.

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

SEPTEMBER 30, 2009

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

Consulting Agreement

On August 20, 2009, the Company entered into a consulting agreement with Arista Capital Group, Inc. for business consulting services. The initial service period is through September 30, 2009 and thereafter the service term is renewable on a month to month basis. As compensation for an initial term, the Company issued to the consultant stock options to purchase 900,000 shares of common stock, exercisable at $0.05 per shares for a period of three years, subject to vesting in 50% increments on each of October 15, 2009 and November 1, 2009. As compensation for each subsequent month periods, the Company agreed to issue stock options to purchase 50,000 shares of common stock, exercisable for three years with an exercise price not less than the fair market value of the Company's common stock at the time of issuance.

Operating Lease

The Company leases office space in New York City from a third party. Rent is $2,500 per month since September 2008, and previously in 2008 was $2,000 per month. The Company does not have a written lease on its main New York City office space.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In March 2008, the Company settled a lawsuit captioned Baker Hughes Oilfield Operations Inc. v. Tierra Nevada Exploration Partners, LP and Terra Resources, Inc., before the Supreme Court of the State of New York, Case No. 603274/07. Pursuant to the terms of settlement, the Company delivered one million shares of its common stock, which were returned to the Company for cancellation in exchange for a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007. The note remains unpaid as of September 30, 2009.

On or about December 11, 2008, Illinois National Insurance Company filed a complaint before the Civil Court of the City of New York, Case No. 74698/08, against Terra Insight Corporation, alleging failure to pay insurance premiums in the amount of $10,598. Terra Insight Corporation did not file an answer to the complaint. On May 4, 2009, a judgment was entered in favor of the plaintiff in the amount of $12,678.71, including costs, together with interest thereon.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

10.	PREFERRED STOCK (CONTINUED)

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

	For the Nine Months Ended September 30, 2009
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total
REVENUES	$ 2,054,704	$ –	$ –	$ 2,054,704
COST OF SALES	1,355,000	–	–	1,355,000
GROSS PROFIT	699,704	–	–	699,704

OPERATING COSTS AND EXPENSES	3,417,993	–	–	3,417,993

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	(2,718,289)	–	–	(2,718,289)

OTHER INCOME (EXPENSE)	(7,770)	–	–	(7,770)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(2,726,059)	–	–	(2,726,059)

NET PROFIT (LOSS)	$ (2,700,354)	$ –	$ –	$ (2,700,354)

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

11.	SEGMENTS AND RELATED INFORMATION (CONTINUED)

	For the Nine Months Ended September 30, 2008
	Mapping Services	Oil and Gas Operations	Other (ie, Diamond Operations, Etc.)	Total

REVENUES	$ 13,000	$ –	$ –	$ 13,000
COST OF SALES	–	–	–	–
GROSS PROFIT	13,000	–	–	13,000

OPERATING COSTS AND EXPENSES	–	(1,707,715)	–	(1,707,715)
WRITE OFF OF OIL AND GAS PROPERTIES	–	(484,623)	–	(484,623)
TOTAL COSTS AND EXPENSES	–	(2,192,338)	–	(2,192,338)

OPERATING LOSS BEFORE OTHER INCOME (EXPENSE) AND PROVISION FOR INCOME TAXES	–	(2,179,338)	–	(2,179,338)

OTHER INCOME (EXPENSE)	–	6,627	–	6,627

LOSS BEFORE PROVISION FOR INCOME TAXES	–	(2,172,711)	–	(2,172,711)

NET PROFIT (LOSS)	$ 13,000	$ (2,185,711)	$ –	$ (2,172,711)

12.	SUBSEQUENT EVENTS

Pursuant to the consulting agreement with Arista Capital Group, Inc., the Company issued stock options to purchase 50,000 shares of common stock, exercisable for three years at $.10 for services related to the month of October 2009, and stock options to purchase 50,000 shares of common stock, exercisable for three years at $.08 for services related to the month of November 2009.

On October 22, 2009, the Company entered into an agreement with McLan Accounting Services LLC, a financial and accounting consultant, pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable invoice date. In November 2009, the Company issued to the consultant 60,000 shares of common stock in exchange for $3,000 in financial and accounting services.

In November 2009, the Company entered into an agreement with Baker Hughes Oilfield Operations Inc. setting forth a payment plan with respect to a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007. The payment plan calls for certain minimum monthly payments from service fee proceeds and an account receivable.

On November 10, 2009, the Company sold to an accredited investor 400,000 shares of common stock for $20,000. The Company applied the proceeds to its working capital.

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

INTRODUCTORY NOTE

Our Operations and Plans

During the current fiscal year, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting ("STeP") technology for locating natural resources. We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects. Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

In the third quarter of fiscal 2009, we provided analysis services pursuant to which we generated $54,704 in revenues.

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.37 million at September 30, 2009. As of September 30, 2009, we had cash of approximately $117,000. These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $4.6 million in revenues since inception in 2005 through September 30, 2009; however, our fee for service business has not been sufficient to support our operational expenses. Since inception through the first half of fiscal 2009, we have supported our operations primarily through the sale of $5 million of convertible debentures ($3 million in fiscal 2005 and $2 million in fiscal 2006), sale of approximately $3.76 million of noncontrolling interests in drilling limited partnerships ($3.43 million in fiscal 2006 and $0.33 million in fiscal 2007), sale of $4.0 million of common stock ($3.25 million in fiscal 2005, $0.15 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.6 million in fiscal 2009), and sale of $1.0 million of preferred stock ($0.5 million in fiscal 2007 and $0.5 million in fiscal 2008).

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

RESULTS OF OPERATIONS

Revenues

Revenues from services for the three months ended September 30, 2009 and 2008 were $54,704 and $13,000, respectively. In 2009, we entered into two minor service contracts pursuant to which we received cash fees. Revenue arose solely from performing service work rather than for an ownership or royalty interest in projects or leaseholds. The lack of significant revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee. During the three months ended September 30, 2009, we have been negotiating with several international mineral and oil companies to render services on a cash basis. Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

Revenues from services for the nine months ended September 30, 2009 and 2008 were $2,054,704 and $13,000, respectively. Revenues arose solely from performing service work.

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

Cost of Revenues

Costs associated with revenue for the three months ended September 30, 2009 and 2008 were $0. Costs associated with revenue for the nine months ended September 30, 2009 and 2008 were $1,355,000 and $0, respectively. Our fees payable to the Institute under our prior arrangement with The Institute of Geoinformational Analysis of the Earth were subject to negotiation on a per project basis and accordingly our costs may vary on a project basis. On April 27, 2009, we terminated our license and services arrangement with the Institute. Historically, our cost of revenues has consisted primarily of payments to the Institute. Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 and 2008 were $406,850 and $994,269, respectively. Operating expenses for the three months ended September 30, 2009 and 2008 as a percentage of revenue were 15.1% and 1.3%, respectively.

Operating expenses for the three months ended September 30, 2009 consisted primarily of professional fees of approximately $30,000, management salaries and benefits of approximately $120,545, travel expenses of approximately $13,037, and stock based compensation of approximately $110,000. Operating expenses for the three months ended September 30, 2008 consisted primarily of professional fees of approximately $172,000, management salaries and benefits of $511,000, independent contractor fees of $18,000, and travel expenses of $29,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Operating expenses during the three months ended September 30, 2009 decreased in comparison to the three months ended September 30, 2008, because during the period we have focused primarily on identifying new technologies for potential acquisition, marketing and promotion of services, and on the development of projects, which resulted in decreases in professional fees, management salaries and benefits, independent contractor fees, and travel expenses.

Operating expenses for the nine months ended September 30, 2009 and 2008 were $3,417,993 and $2,192,338, respectively. Operating expenses for the nine months ended September 30, 2009 and 2008 as a percentage of revenue were 60% and 0.6%, respectively. Operating expenses for the nine months ended September 30, 2009 and 2008 were $998,798 (excluding certain stock based compensation of $2,419,195) and $1,707,715 (excluding write-off of oil and gas properties of $484,623), respectively. Operating expenses, excluding certain stock based compensation of $2,419,195, as a percentage of revenue was approximately 207% for the nine months ended September 30, 2009. The $2,419,195 in stock based compensation includes $2,208,172 in expenses incurred during the three months ended March 31, 2009 related to stock options which were granted during the latter half of fiscal 2008 and which the executive elected to forfeit during the three months ended March 31, 2009.

Operating expenses for the nine months ended September 30, 2009 consisted primarily of professional fees of approximately $211,811, management salaries and benefits of approximately $395,486, and travel expenses of approximately $34,665, and stock based compensation of approximately $2,529,195. Operating expenses for the nine months ended September 30, 2008 consisted primarily of professional fees of approximately $606,000, management salaries and benefits of $724,000, independent contractor fees of $73,000, and travel expenses of $57,000.

Operating expenses for the nine months ended September 30, 2009 was significantly higher than the comparable period in 2008 primarily due to stock based compensation incurred in the nine months ended September 30, 2009. Operating expenses (excluding stock based compensation of $2,419,195) during the nine months ended September 30, 2009 decreased in comparison to the nine months ended September 30, 2008 because we have focused primarily on raising additional capital in the first half of fiscal 2009 and on the development of projects, which resulted in decreases in professional fees, management salaries and benefits, independent contractor fees, and travel expenses.

If we are successful in raising new capital or generating substantial service projects, we would expect our operating expenses to increase as we would have the capital to engage in various oil and gas and mining exploration projects. The increase in operating expenses could result from the hiring of geologists and other oil and gas professionals to assist us in carrying out the farm-in aspect of our business strategy. Travel related expenses could increase in the future, as many of our customers, and prospective customers and projects, and the territories for which our services are requested or utilized, are located in western United States and in foreign countries. Further, if sufficient funding were available, we would contemplate opening a Houston service center which would decrease travel related expenses but would increase office expenses significantly.

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

Interest Expense

For the three months ended September 30, 2009 and 2008, the net interest expenses (income) were $4,860 and ($17,156), respectively. For the nine months ended September 30, 2009 and 2008, the net interest expenses were $7,770 and $6,627, respectively.

Net Loss

The net losses for the three months ended September 30, 2009 and 2008 were $331,301 and $964,113, respectively. The decrease in net loss principally resulted from a decrease in operating expenses during the three months ended September 30, 2009 compared to the same period in 2008. For the three month ended September 30, 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.00.

The net losses for the nine months ended September 30, 2009 and 2008 were $2,700,354 (of which $2,419,195 relate to stock based compensation) and $2,172,711, respectively. The increase in net loss during the nine months ended September 30, 2009 compared to the same period in 2008 principally resulted from an increase in operating expenses due to stock compensation expenses. Excluding stock based compensation expenses of $2,419,195, we would have had net loss of $281,159 during the nine months ended September 30, 2009. For the nine month ended September 30, 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.03.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships. During the nine months ended September 30, 2009, our cash decreased by $583,001 to $117,000. Of the decrease in cash, $1,183,001 was used by operating activities and $600,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $1,183,001 for the nine months ended September 30, 2009, as compared with deficit cash flows of $892,662 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, cash flows from operating activities resulted in deficit cash flows of $1,183,001, primarily due to a net loss of $2,700,354, plus non-cash charges of $2,577,862, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $572,364, an increase in prepaid expenses and other current assets of $1,636, an increase in property and equipment of $1,052, and a decrease in other assets of $42,551. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock and options issued to consultants of $153,000, amortization of consulting fees of $41,196 and charges for stock options issued to employees of $2,355,597.

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

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2009 and 2008 was $0 and $12,996, respectively.

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

Financing Activities

For the nine months ended September 30, 2009, cash provided by financing activities was $600,000, from the sales of common stock and warrants to four investors. For the nine months ended September 30, 2008, cash provided by financing activities was $498,888, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, and repayment of a loan in the amount of $1,112.

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

Our current business plan for fiscal 2009 and 2010 calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects. This business plan calls on our company to raise $3 to $6.3 million dollars. If we are unable to raise such funding, we will not be able to act on this business plan. To the extent we raise a lesser amount, we will only be able to act on a portion of our business plan.

Under our business model, we do not anticipate incurring significant research and development expenditures during the next twelve months; however, subject to available capital, we may seek to acquire certain innovative exploration technologies and build geochemical facilities.

We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. Depending on our future business prospects and the growth of our business, and the need for additional employees, we may seek to lease new executive office facilities or to open offices in Texas.

As of September 30, 2009, we had 19 employees, including 13 employees of corporate subsidiaries, of which two persons worked on a full-time basis. As of September 30, 2009, five employees were paid and others served without pay. In July 2009, in order to conserve capital, we ceased paying or paid reduced salaries to our employees based in New York. In July 2009, we retained the services of 13 persons in connection with the establishment of an office in Moscow. Our future employment plans are uncertain given our working capital deficit and lack of revenues.

We are seeking to raise $3 to $6.3 million to pursue development efforts during the next twelve months. We plan to use this money to engage in several farm-in projects. It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs. While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of 8 to 12 natural resource interests in U.S. oil and gas prospects. We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital. At September 30, 2009, we had no commitments for financing.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. This standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulate other comprehensive income. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s consolidated results of operations and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act, that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 12, 2009, the Company entered into a consulting agreement for business development and advisory services pursuant to which it issued the consultant 1,100,000 shares of common stock.

On August 20, 2009, the Company entered into a consulting agreement with Arista Capital Group, Inc. for business consulting services. The initial service period is through September 30, 2009 and thereafter the service term is renewable on a month to month basis. As compensation for an initial term, the Company issued to the consultant stock options to purchase 900,000 shares of common stock, exercisable at $0.05 per shares for a period of three years, subject to vesting in 50% increments on each of October 15, 2009 and November 1, 2009. As compensation for each subsequent month periods, the Company agreed to issue stock options to purchase 50,000 shares of common stock, exercisable for three years with an exercise price not less than the fair market value of the Company's common stock at the time of issuance. For services related to the months of October and November 2009, the Company issued an aggregate of 100,000 stock options, exercisable at prices ranging from $0.08 to $0.10 per share.

On September 29, 2009, the Company granted to each of Alexandre Agaian and Dmitry Vilbaum, stock options to purchase 4,500,000 shares of common stock, subject to vesting on October 29, 2009 and exercisable for three years at $0.10 per share.

On September 30, 2009, pursuant to a subscription agreement, dated as of September 21, 2009, with Arista Capital Group, Inc. the Company sold 2,000,000 shares of common stock and 4,000,000 common stock purchase warrants that are exercisable until September 30, 2012 at $0.05 per share, for the aggregate purchase price of $100,000. The Company applied the proceeds to its working capital.

On October 22, 2009, the Company entered into an agreement with McLan Accounting Services LLC, a financial and accounting consultant, pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable invoice date. In November 2009, the Company issued to the consultant 60,000 shares of common stock in exchange for $3,000 in financial and accounting services.

On November 10, 2009, the Company sold to an accredited investor 400,000 shares of common stock for $20,000. The Company applied the proceeds to its working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

On July 5, 2009, the Company acquired a 90% in Terra Services, LLC, a company formed under the laws of the Russian Federation on April 23, 2009, for $300. The Company utilizes the Moscow-based company for technology and analysis purposes.

In November 2009, the Company entered into an agreement with Baker Hughes Oilfield Operations Inc. setting forth a payment plan with respect to a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007. The payment plan calls for certain minimum monthly payments from service fee proceeds and an account receivable.

ITEM 6.  EXHIBITS

Exhibit No.	Description of Exhibit
10.1*	Form of Subscription Agreement, September 2009
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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: November 20, 2009	By: /s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: November 20, 2009	By: /s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer