Form 10-K
period 2009-12-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2010-04-14
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the 90 past days.   ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates on June 30, 2009 was $2,862,486.

As of April 14, 2010, we had 113,805,949 shares of common stock issued and outstanding.

Documents Incorporated by Reference:  None.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

PART I

ITEM 1.  BUSINESS

General Overview

Terra Energy & Resource Technologies, Inc. is a Delaware corporation that provides mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources.  Our business strategy involves seeking revenues from: providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources; and projects that we undertake through joint venture and similar relationships with third parties.

We began our current business operations, on May 19, 2005, when we acquired the business of Terra Insight Corporation.  We maintain our executive offices at 99 Park Avenue, 16th Floor, New York, New York 10016, telephone number:  212-286-9197.  We maintain a web site at www.terrainsight.com.

Organization History

Our company was originally incorporated on September 15, 1995 in the State of North Carolina with the name CompuPrint, Inc. Prior to 2002, CompuPrint was a remanufacturer and distributor of laser and ink jet printer cartridges. In 2003, CompuPrint sold all of its operations and assets in exchange for forgiveness of debt, after which CompuPrint had no material operations and was searching for new business opportunities.

In May 2005, CompuPrint entered into a Split-Off Agreement with CompuPrint Ventures, Inc., a North Carolina corporation, and David Allison, the Company’s sole officer, director and controlling shareholder, pursuant to which CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc. in exchange for all of the equity of CompuPrint Ventures.  Immediately following the transfer, CompuPrint transferred all of its equity of CompuPrint Ventures to Mr. Allison in exchange for his 13,086,360 shares of CompuPrint common stock, which were then cancelled, and for the release by Mr. Allison of all rights to any amounts advanced or otherwise loaned by him to CompuPrint.

On May 19, 2005, CompuPrint entered into an Agreement and Plan of Reorganization with Terra Insight Corporation, a Delaware corporation, and its shareholders.  In a transaction viewed as a reverse acquisition, CompuPrint issued 35,029,980 shares of common stock, constituting approximately 90% of its outstanding common stock, in exchange for all of the equity of Terra Insight Corporation.  Mr. Allison resigned as an officer and director of CompuPrint, and Ivan Raylyan, Roman Rozenberg and Dan Brecher were appointed to as directors and officers of CompuPrint.  No director, executive officer or affiliate of Terra Insight Corporation had any direct or indirect interest in CompuPrint prior to the completion of the reverse acquisition.

On November 13, 2006, we reincorporated under the laws of the State of Delaware by means of merger of CompuPrint into Terra Energy & Resource Technologies, Inc., a Delaware corporation formed for the purpose of reincorporation.

We have not been subject to bankruptcy, receivership or any similar proceedings.

Our Business

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

Sales and Marketing

To date, our customers have been those with whom our executives had a prior relationship or those referred to us by consultants.  We do not have an in-house sales or marketing team.  We seek customers on an individual basis,

Competitive Business Conditions

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

Dependence on Major Customers

For the years ended December 31, 2009 and 2008, we derived all of our revenue from three and two customers.

Intellectual Property and Other Arrangements

On April 27, 2009, we entered into an agreement with The Institute of Geoinformational Analysis of the Earth (the “Institute”) pursuant to which our exclusive license and service arrangements with the Institute, each dated as of December 15, 2008, were terminated and pursuant to which we acquired certain technologies of the Institute which related to our analysis services.  The Institute is a Lichtenstein corporation which specializes in the development and application of remote sensing and geographic information technologies. The Institute is owned and operated by Ivan Raylyan, a former affiliate of our company.

On December 15, 2008, we entered agreements with the Institute pursuant to which we had an exclusive, worldwide renewable license for a 30-year term from December 2008 for the commercial use of all of the technology of the Institute, which has as its focus the exploration, sustainable development and management of the Earth’s resources and the monitoring of the environment.  In connection with the license, we also had a services agreement with the

Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us.  Pursuant to the license, the Institute was entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs.  Under the license, we had an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of June 30, 2012 or the termination of the license agreement.  Pursuant to the services agreements, the Institute was entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

We rely heavily on intellectual property, including the intellectual property provided by third parties in connection with our services. We regard licenses and other intellectual property as valuable assets and use intellectual property laws, as well as license and confidentiality agreements with our employees, certain customers, dealers, and others, to protect our rights.  In addition, we have sought to exercise reasonable measures to protect our intellectual property rights and we intend to enforce these rights when we become aware of any potential or actual violation or misuse.  Intellectual property licensed from or provided by third parties in connection with our analysis services have been a vital component of our service offerings.

Government Regulation and Compliance with Environmental Laws

We are not aware of any federal, state and local laws, rules and regulations affecting our service business as presently conducted.

We did not believe that existing or pending climate change legislation materially adversely affects our service business; however, it may increase operating costs and costs of compliance in the event that we engage in exploration activities for oil or other natural resources.  At December 31, 2009, we were not involved in exploration activities for oil or other natural resources.  In the future, we may seek to be involved in such activities for which we may become required to make the expenditures necessary to comply with applicable health and safety, environmental and other regulations.  Oil and gas and mining operations are subject to various United States federal, state and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment.  In fiscal 2009, we did not incur expenditures related to complying with these laws, and for remediation of existing environmental contamination.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

As of December 31, 2009, we have 19 employees, of which 7 persons are full time employees.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease our executive office facilities in New York, New York, on a month-to-month basis, currently at the rate of $2,500 per month.

In July 2009, we obtained office facilities in Moscow, Russia, which we utilize as a technology office, on a month-to-month basis at the rate of $633 per month.

We believe that our present office facilities are suitable for our present needs; however, we may increase or decrease the size of our office facilities, depending on our financial condition.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  (RESERVED AND REMOVED)

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

Fiscal Year 2008	High	Low
Quarter ending March 31, 2008	$0.30	$0.08
Quarter ending June 30, 2008	$0.17	$0.08
Quarter ending September 30, 2008	$0.15	$0.02
Quarter ending December 31, 2008	$0.12	$0.03

Fiscal Year 2009	High	Low
Quarter ending March 31, 2009	$0.049	$0.01
Quarter ending June 30, 2009	$0.10	$0.005
Quarter ending September 30, 2009	$0.10	$0.04
Quarter ending December 31, 2009	$0.10	$0.022

Holders

As of December 31, 2009, we had 35 record holders of our common stock.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On October 22, 2009, the Company entered into an agreement with McLan Accounting Services LLC, a financial and accounting consultant, pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable invoice date.  In November 2009, the Company issued to the consultant 60,000 shares of common stock in exchange for $3,000 in financial and accounting services. In February 2010, the Company issued to the consultant 162,611 shares of common stock in exchange for $6,000 in financial and accounting services.

On November 25, 2009, the Company issued 3,400,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 shares of common stock in connection with the conversions of debt in the amount of $100,000 owed by the Company to Dan Brecher and his retirement plan.

On December 17, 2009, the Company entered into an agreement with Davis Management Corp. for consulting services through March 31, 2010, pursuant to which the Company issued 550,000 shares of common stock.

In the three months ended December 31, 2009, the Company sold to accredited investors an aggregate of seven units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $70,000.  Alternative Wealth Strategies, Inc. served as the placement agent.  For each unit sold, the Company paid the placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the proceeds to its working capital.

In January and February 2010, the Company sold to accredited investors an aggregate of six units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $60,000.  The Company applied the proceeds to its working capital.

In the period from January 1, 2010 to April 14, 2010, the Company sold to several accredited investors an aggregate of 52 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $520,000.  Alternative Wealth Strategies, Inc. served as the placement agent.  For each unit sold, the Company paid the placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the proceeds to its working capital.

Pursuant to a consulting arrangement with Ivan Raylyan, effective as of December 8, 2009, for consulting services on a monthly basis until up to December 8, 2010, the consultant is entitled to stock options, exercisable for three years at not less than the market price of the Company’s common stock at the time of issuance, to purchase 50,000 shares of common stock.  Pursuant to a consulting arrangement, on each of December 8, 2009, January 8, 2010, February 20, 2010, March 10, 2010 and April 10, 2010, the Company issued to the consultant stock options to purchase 50,000 shares of common stock.  On February 10, 2010, the Company issued to the consultant additional stock options to purchase 50,000 shares of common stock as bonus consideration.

Pursuant to a consulting agreement with Arista Capital Group, Inc., dated as of August 20, 2009 and as amended December 1, 2009, on the first of each month for January, February, March and April 2010, the Company issued to the consultant stock options to purchase 50,000 shares of common stock, exercisable for five years at not less than the market price of the Company’s common stock at the time of issuance.

On January 20, 2010, the Company granted to several employees and consultants stock options, exercisable for five years at $0.10 per share, to the following individuals:  Alexandre Agaian, 1,000,000 options; Dmitry Vilbaum, 1,000,000 options; Susan Fox, 50,000 options; Kenneth Oh, 200,000 options; Dan Brecher, 100,000 options; and Robert Green, 100,000 options.

On January 20, 2010, the Company granted to each of Alexandre Agaian and Dmitry Vilbaum 1,000,000 stock appreciation rights, exercisable for five years at $0.10 per share.

Pursuant to a consulting arrangement with Paramount Recruiting Inc. for human resources services, on February 1, 2010, the Company issued to the consultant warrants to purchase 50,000 shares of common stock, exercisable for five years at $0.05 per share.  On April 1, 2010, the Company issued to the consultant additional warrants to purchase 10,000 shares of common stock, exercisable for five years at $0.05 per share.

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

INTRODUCTORY NOTE

Operating Entities

Our business operations, prior to fiscal 2009, were conducted primarily through wholly-owned operating subsidiaries, Terra Insight Corporation through August 2009, and Terra Insight Services, Inc. since September 2008.

Our Operations and Plans

During fiscal 2009, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources.  We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

In fiscal 2009, we provided analysis services to three customers pursuant to which we generated $2,134,704 in revenues.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.18 million at December 31, 2009.  As of December 31, 2009, we had cash of approximately $18,000.  These factors raise substantial doubt about our ability to continue as a going concern.

Our source of revenue have been from providing mapping and analytic services to exploration, drilling and mining companies, using an integrated approach with proprietary attributes to gather, manage and interpret geologic and satellite data to improve the assessment of natural resources.  We also seek to generate revenue from projects that we undertake through joint venture and similar relationships with third parties.

We generated approximately $5.7 million in revenues since inception in 2005 through fiscal 2009; however, due to significant capital expenditures requisite for drilling and mining operations, our revenues from our service business has not been sufficient to support our operational expenses and proposed business activities.  Since inception through fiscal 2009, we have supported our operations primarily through the sale of preferred stock, common stock, and convertible debentures, and noncontrolling interests in drilling limited partnerships, including sales of $670,000 of common stock in fiscal 2009.

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

RESULTS OF OPERATIONS

Revenues

During 2009, revenues from services increased by $2,071,907 to $2,134,747 from $62,840 in 2008.  During 2009, we rendered mapping services to three customers, whereas in fiscal 2008 we are primarily in negotiations with international mineral and oil companies and foreign natural resource agencies to render services.  In addition, in fiscal 2008, we were seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.  Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues. In addition, we have been concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the year ended December 31, 2009 were $1,355,000.  There were no costs associated with revenue for the years ended December 31, 2008.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the year ended December 31, 2009 increased by $727,855, or 28%, to $3,295,936 from $2,568,081 in fiscal 2008.  Operating expenses for the years ended December 31, 2009 and 2008 as a percentage of revenue were approximately 154% and 5,244%, respectively.

Operating expenses for the year ended December 31, 2009 consisted primarily of professional fees of approximately $624,000, employee salaries and benefits of approximately $636,000, stock based compensation of $1,566,000, and travel expenses of approximately $68,000.  Operating expenses for the year ended December 31, 2008 consisted primarily of professional fees of approximately $606,000, employee salaries and benefits of approximately $192,000, and stock based compensation of $759,000, independent contractor fees of $73,000, land abandonment costs of $485,000 and travel expenses of $57,000.  The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses increased during fiscal 2009 in comparison to fiscal 2008 because we were engaged in more service projects in fiscal 2009, and in the later part of fiscal 2009, we established a Moscow technology office and hired technical personnel which increased our operating costs.  This has increased professional fees, employee salaries and benefits, stock based compensation, and travel expenses.

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

Interest Expense

In fiscal 2009, we had net interest expense of $50,763 compared to net interest expenses of $9,373 in fiscal 2008.  The year-over-year increase in net interest expense is primarily due to an increase in interest expenses associated with loans.

Net Loss

The net losses for the years ended December 31, 2009 and 2008 were $2,765,879 and $2,391,614, respectively.  The increase in net loss during the year ended December 31, 2009 compared to the year ended December 31, 2008 principally resulted from increases in operating expenses.  For the years ended December 31, 2009 and 2008, our net loss per common share (basic and diluted) attributable to common shareholders was $0.03 and $0.04, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships.  During the year ended December 31, 2009, our cash decreased by $682,059.  Of the decrease in cash, $1,403,928 was used in operating activities and $722,850 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $1,403,928 for the year ended December 31, 2009, as compared with deficit cash flows of $291,077 for the year ended December 31, 2008.

For the year ended December 31, 2009, cash flows from operating activities resulted in deficit cash flows of $1,403,928, primarily due to a net loss of $2,765,879, plus non-cash charges of $2,352,680, adjustments for a decrease in prepaid expenses and other current assets of $599,888, an increase in accounts receivable of $549,811,  an increase in other assets of $3,170, an increase in accounts payable and accrued expenses of $390,074 and an increase in a promissory note payable of $28,190. The most significant drivers behind the increase in our non-cash working capital were charges for stock based compensation of $1,566,163.

For the year ended December 31, 2008, cash flows used in operating activities resulted in deficit cash flows of $291,077, primarily due to a net loss of $2,391,614, plus non-cash charges of $1,164,774, adjustments for an increase in prepaid expenses and other current assets of $600,000, an increase in liabilities of $178,920, and a decrease in accounts payable and accrued expenses of $98,750. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock issued for services of $101,250, amortization of consulting fees of $125,426, charges for stock options issued to an officer of $532,006, and $484,623 in write-offs of oil and gas properties.

Investing Activities

Cash used for investing activities for the years ended December 31, 2009 and 2008 was $981 and $12,828, respectively.

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

Financing Activities

For the year ended December 31, 2009, cash provided by financing activities was $667,850 from the sales of common stock and units of common stock and warrants to several investors, and proceeds from $55,000 related to borrowings on debt from related parties and a non-cash reduction on loans in the amount of $100,000 due to conversion of the debt into shares of common stock and warrants.  For the year ended December 31, 2008, cash provided by financing activities was $498,888, comprised of a sale of preferred stock and warrants to an investor totaling $500,000, and repayment of a loan in the amount of $1,112.

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

Our current business plan for fiscal 2010 calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects.  This business plan calls on our company to raise approximately $7.1 million in fiscal 2010.  If we are unable to raise such funding, we will not be able to act on our  business plan as we currently intend.  To the extent we raise a lesser amount, we will only be able to act on our business plan on a limited basis.

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

As of December 31, 2009, we had 19 employees (including employees of corporate subsidiaries), of which two persons worked on a full-time basis.  In July 2009, we retained the services of 13 persons in connection with the establishment of an office in Moscow.  In July 2009, in order to conserve capital, we ceased paying or paid reduced salaries to our employees based in New York, with amounts owed paid in fiscal 2010.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

We are seeking to raise approximately $7.1 million to pursue development efforts during the next twelve months.  We plan to use this money to engage in several farm-in projects.  It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of 8 to 12 natural resource interests in U.S. oil and gas prospects.  We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital.

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

GOING CONCERN MATTERS

The reports of the independent registered public accounting firms on our December 31, 2009 and 2008 financial statements included in our Annual Reports for the years ended December 31, 2009 and 2008 stated that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern.  If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During fiscal years 2009 and 2008, we focused on restructuring our operations to reduce operating costs and in seeking capital.

The primary issues management will focus on in the immediate future to address the going concern issues include: seeking institutional investors for debt or equity investments in our Company, and initiating negotiations to secure short term financing through promissory notes or other debt instruments on an as needed basis.

To improve our liquidity, our management has been actively pursuing additional financing through discussions with investment bankers, venture capital firms and private investors. There can be no assurance that we will be successful in our effort to secure additional financing.

In fiscal 2009, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing.  We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (FASB) issued and, in April 2009, amended a new business combinations standard codified within Accounting Standards Codification (ASC) 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s consolidated financial position or results of operations.

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

In June 2009, the FASB issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terra Energy & Resource Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Terra Energy & Resource Technologies, Inc. , (“the Company”) as of December 31, 2009 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and the  consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, The Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 14, 2010

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Terra Energy & Resource Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Terra Energy & Resource Technologies, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Terra Energy & Resource Technologies, Inc. at December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kempisty & Company CPAs PC
Kempisty & Company
Certified Public Accountants PC
New York, New York
April 14, 2009

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$17,942	$700,001
Accounts Receivable, net	5,706	–
Deferred Costs	–	600,000
Prepaid Expenses and Other Current Assets	112	–
TOTAL CURRENT ASSETS	23,760	1,300,001

Oil and Gas Properties Unproved, Full Cost Method	–	603,456
Property and Equipment, Net of Accumulated Depreciation of $18,951 and $130,288 respectively	60,259	120,606
Other Assets	3,164	10,670

TOTAL ASSETS	$87,183	$2,034,733

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$591,493	$1,043,982
Promissory Notes Payable	222,110	178,920
Loans Payable - Related Parties	386,265	446,265
Deferred Revenue	–	1,455,900
TOTAL CURRENT LIABILITIES	1,199,868	3,125,067

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 and 5,000,000 at December 31, 2009 and 2008, respectively	–	500
Common Stock; $.0001 Par Value Shares Authorized 250,000,000 Shares Issued and Outstanding: 102,943,338 and 58,358,338 at December 31, 2009 and 2008, respectively	10,295	5,836
Additional Paid In Capital	22,541,820	19,802,251
Accumulated Deficit	(23,664,800)	(20,898,921)
TOTAL SHAREHOLDERS’ DEFICIT	(1,112,685)	(1,090,334)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$87,183	$2,034,733

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUES	$2,134,747	$62,840

COST OF REVENUES	(1,355,000)	–

GROSS PROFIT	779,747	62,840

OPERATING EXPENSES

Compensation Expense	1,843,313	657,432
Abandonment of land leases	–	484,623
Bad debt expense	544,100	–
Selling, General and Administrative	908,523	1,426,026
Total Operating Expenses	3,295,936	2,568,081

OPERATING LOSS	(2,516,189)	(2,502,241)

OTHER INCOME (EXPENSE):

Interest Expense	(51,083)	(10,529)
Interest Income	320	1,156
Gain on Sale of Subsidiary	209,115	–
Forgiveness of Debt	–	123,000
Loss on Extinguishment of Debt	(409,515)	–
Other Income	1,473	–
TOTAL OTHER INCOME (EXPENSE):	(249,690)	113,627

NET LOSS	$(2,765,879)	$(2,391,614)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.03)	$(0.04)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	87,221,831	58,156,289

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE TWO YEARS ENDED DECEMBER 31, 2009

							Total
					Additional		Shareholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE - DECEMBER 31, 2007	2,500,000	$250	57,533,338	$5,753	$18,543,830	$(18,507,307)	$42,526

Common stock issued to consultants for services	–	–	825,000	83	101,240	–	101,323
Stock options issued to consultants for services	–	–	–	–	125,426	–	125,426
Stock options issued to employees	–	–	–	–	532,005	–	532,005
Sale of preferred stock for cash	2,500,000	250	–	–	499,750	–	500,000
Net loss	–	–	–	–	–	(2,391,614)	(2,391,614)
BALANCE - DECEMBER 31, 2008	5,000,000	500	58,358,338	5,836	19,802,251	(20,898,921)	(1,090,334)

Conversion of preferred stock	(5,000,000)	(500)	5,000,000	500	–	–	–
Sale of common stock for cash, net of offering costs	–	–	33,400,000	3,340	664,510	–	667,850
Common stock issued for settlement of debt	–	–	3,400,000	340	509,175	–	509,515
Stock issued to consultants for services	–	–	2,785,000	279	183,221	–	183,500
Stock options issued to employees for services	–	–	–	–	1,257,222	–	1,257,222
Stock warrants issued to consultants for services	–	–	–	–	125,441	–	125,441
Net loss	–	–	–	–	–	(2,765,879)	(2,765,878)
BALANCE - DECEMBER 31, 2009	–	–	102,943,338	$10,295	$22,541,820	$(23,664,800)	$1,112,685

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008

NET LOSS	$(2,765,879)	$(2,391,614)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES:

Non Cash Items:
Gain on Sale of Subsidiaries	(209,115)	–
Depreciation	42,017	44,469
Stock-based compensation	1,566,163	758,682
Loss on extinguishment of debt	409,515	-
Bad debt expense	544,100	-
Abandonment of Oil and Gas Properties	–	484,623
Forgiveness of Debt	–	(123,000)
Changes in operating assets and liabilities:
Accounts Receivable	(549,811)	–
Prepaid Expenses and Other Current Assets	599,888	(600,000)
Other Assets	(3,170)	(307)
Accounts Payable and Accrued Expenses	390,074	(98,750)
Accrued Legal Settlement	28,190	178,920
Deferred Revenues	(1,455,900)	1,455,900

NET CASH USED IN OPERATING ACTIVITES	(1,403,928)	(291,077)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of Oil and Gas Properties	–	(12,828)
Proceeds from sale of Terra Insight Corporation	100	-
Cash paid for purchase of fixed assets	(1,081)	–
NET CASH USED IN INVESTING ACTIVITIES	(981)	(12,828)

NET CASH FROM FINANCING ACTIVITIES:

Issuance of Preferred Stock for cash	–	500,000
Issuance of Common Stock for cash, net of offering costs	667,850	–
Borrowings on debt	55,000	–
Principal payments on debt	-	(1,112)
NET CASH PROVIDED BY FINANCING ACTIVITIES	722,850	498,888

NET CHANGE IN CASH	(682,059)	194,983

CASH - BEGINNING OF YEAR	700,001	505,018

CASH – END OF YEAR	$17,942	$700,001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$53,036	$10,529
Cash paid for income taxes	$6,925	$25,749

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$500	$–
Common stock and warrants issued for settlement of debt	$100,000	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Principal Business Activities

Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, through its wholly owned subsidiary, Terra Insight Services, Inc., a New York corporation, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies.  Prior to September 2008, the Company offered similar services through Terra Insight Corporation, a Delaware corporation.  The Company interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services (1) to its customers for a cash fee and (2) pursuant to joint venture arrangements in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.  Prior to April 27, 2009, the Company provided these services to its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), an entity controlled by a former affiliate of the Company.

Terra Insight Corporation (“TIC”) is a Delaware corporation formed on January 7, 2005, which the Company acquired on May 19, 2005 in a reverse acquisition transaction.

Terra Resources, Inc. (“TRI”) is a Delaware corporation, formed on April 4, 2005, wholly-owned by TIC.

Tierra Nevada Exploration Partners, LP (“Tierra Nevada”) is a Delaware limited partnership formed on July 6, 2005, with TRI as the general partner.

New Found Oil Partners, LP (“NFOP”) is a Delaware limited partnership formed on July 12, 2005, with NFOP as the general partner.  NFOP was dissolved in April 2008.

TexTerra Exploration Partners, LP (“TexTerra”) is a Delaware limited partnership formed on January 4, 2006, with TRI as the general partner.

NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”) is a company organized under the laws of Namibia.  TRI owned a 95% equity interest in NamTerra.   In 2008, NamTerra applied for deregistration of its charter.

Terra Resources Operations Co., Inc. (“TRO”) is a Texas corporation formed on March 20, 2006, wholly-owned by TRI.  TRO has been inactive since inception.

Terra Insight Technologies Corporation (“TITC”) is a wholly-owned Delaware corporation formed on August 24, 2006.  TITC was inactive through December 31, 2009.

On August 31, 2006, the Company formed Terra Energy & Resource Technologies, Inc. for purposes of the Company’s reincorporation.  (See below).

Terra Insight Services, Inc. (“TISI”), formerly Terra Resource Technologies, Inc., is a wholly-owned New York corporation formed on December 5, 2007.  TISI was inactive prior to September 2008.

Terra Services, LLC (“Terra Moscow”) is a company formed under the laws of the Russian Federation on April 23, 2009.  On July 5, 2009, the Company acquired a 90% in Terra Moscow for $300.  The Company utilizes the Moscow-based company for technology and analysis purposes.  For the year ended December 31, 2009, the non-controlling interest was not allocated any of the losses of the subsidiary.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Terra Tasmania Resources Pty Ltd. (“Terra Tasmania”) is a company formed under the laws of Australia on November 12, 2009.  The Company has a 42.7% equity interest in Terra Tasmania.  The Company’s equity interest in Terra Tasmania is reflected as “minority interest” in the accompanying consolidated statements.  For the year ended December 31, 2009, the Company had no equity method income or loss from its investment in Terra Tasmania.

On December 16, 2009, the Company sold to a third party its ownership of 100% of the issued and outstanding shares of common stock of TIC for  a 2% overriding royalty interest in all oil, gas, and any and all other hydrocarbon or non-hydrocarbon substances, and revenues therefrom, which may be produced, extracted, saved and/or sold or result from certain lands within the States of Texas and Nevada as to which the Company performed certain analysis and $100 in cash  As a result, the third party acquired control of TIC and all of its assets, business and liabilities, including ownership of its direct and indirect subsidiaries.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at December 31, 2009.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, TISI, TITC and Terra Moscow.  Also included are the accounts of TIC, TRI, and TROC through December 16, 2009, and NamTerra through June 2008.  Also included are the accounts of NFOP through April 2008, and TNEP and TexTerra through December 16, 2009, drilling partnerships in which a significant stockholder had an economic interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has evaluated subsequent events through the date that the financial statements were issued, which was April 14, 2010, the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue Recognition

Service revenue is recognized when the survey is delivered to the customer and collectibility of the fee is reasonably assured.  Amounts received in advance of performance and/or completions of such services are recorded as deferred revenue.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and Gas Properties, Unproved, Full Cost Method

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting as prescribed by the United States Securities and Exchange Commission (SEC). Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center on a country by country basis.  Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

Costs associated with unevaluated properties are capitalized as oil and natural gas properties but are excluded from the amortization base during the evaluation period. When the Company determines whether the property has proved recoverable reserves or not, or if there is an impairment, the costs are transferred into the amortization base and thereby become subject to amortization.  The Company evaluates unevaluated properties for impairment at least annually.

Capitalized costs included in the amortization base are depleted using the units of production method based on proved reserves.  Depletion is calculated using the capitalized costs included in the amortization base, including estimated asset retirement costs, plus the estimated future expenditures to be incurred in developing proved reserves, net of estimated salvage values.

The net book value of all capitalized oil and natural gas properties within a cost center, less related deferred income taxes, is subject to a full cost ceiling limitation which is calculated quarterly.  Under the ceiling limitation, costs may not exceed an aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent using current prices, plus the lower of cost or market value of unproved properties included in the amortization base, plus the cost of unevaluated properties, less any associated tax effects.  Any excess of the net book value, less related deferred tax benefits, over the ceiling is written off as expense. Impairment expense recorded in one period may not be reversed in a subsequent period even though higher oil and gas prices may have increased the ceiling applicable to the subsequent period.

Sales or other dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs, with no gain or loss recorded unless the ratio of cost to proved reserves would significantly change.

Asset Retirement Obligation

SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS 143) requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will record an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company will estimate the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Costs

Deferred costs at December 31, 2008 represented costs incurred in connection with mapping services yet to be completed.

Accounts Receivable

Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers. It is the Company’s policy to regularly review accounts receivable for specific accounts past due and set up an allowance when collection is uncertain.  As of December 31, 2009 and 2008, the Company had an allowance for doubtful accounts of $544,100 and $0.

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

Significant Customers

The Company derived all of its revenue for the years ended December 31, 2009 and 2008 from three and two customers, respectively.

Property, Equipment and Depreciation

Other property and equipment, consisting of office and transportation equipment, are stated at cost. Depreciation is computed utilizing the straight-line method over the estimated useful lives of the assets.

Income Taxes

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

Stock-Based Compensation

ASC 718, “Accounting for Stock-Based Compensation" established financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument. The Company accounts for compensation cost for stock option plans and share-based payments to employees in accordance with ASC 718. The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year.  Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options.  For the years ended December 31, 2009 and 2008, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value in accordance with the standard for “Fair Value Measurements codified within ASC 820”, which defines fair values, establishes a three level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements:

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

Reclassifications

Certain reclassifications of prior period information have been made to conform with the current period’s presentation.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our consolidated results of operations, financial position or cash flow.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.             PREFERRED STOCK

The Company’s Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock.  In December 2007, the Board authorized the issuance of up to 25,000,000 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock was convertible into one share of common stock.  Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock was to automatically convert into shares of common stock.  Each share of Series A Preferred Stock was entitled to three votes for each share of common stock issuable upon conversion of the Series A Preferred Stock.  For so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remained outstanding, the holders of the outstanding Series A Preferred Stock had the exclusive right to elect a majority of the Company’s board of directors.

During 2007 and 2008, the Company sold 5,000,000 convertible preferred shares and warrants exercisable over a two-year period to purchase another 20,000,000 convertible preferred shares for a total of $1,000,000.  On March 27, 2009, the preferred stockholder converted its 5,000,000 preferred shares into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that were exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.

4.             SALES OF COMMON STOCK

Common Stock

On March 27, 2009, the Company sold to Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company, an aggregate of 20,000,000 shares of the Company’s common stock and 20,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000.

On March 27, 2009, the Company sold to Sergey Sulgin 10,000,000 common shares and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for $300,000.

On September 30, 2009, the Company sold to Arista Capital Group, Inc. 2,000,000 common shares and 4,000,000 common stock purchase warrants, exercisable until September 30, 2012 at $0.05 per share, for  $100,000.

In November 2009, the Company sold 400,000 common shares and also warrants exercisable for five years at $0.05 per share to purchase another 400,000 common shares for $20,000.   The placement agent is entitled to placement agent fees of 8% of the purchase price and warrants exercisable for three years at $0.05 per share to purchase 20,000 common shares.

In December 2009, the Company sold 1,000,000 common shares and also warrants exercisable for five years at $0.05 per share to purchase another 1,000,000 common shares for $50,000.  The placement agent is entitled to placement agent fees of 8% of the purchase price and warrants exercisable for three years at $0.05 per share to purchase 20,000 common shares.

During 2009, the Company paid $2,150 in offering costs in connection with the above transactions.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.             STOCK BASED COMPENSATION

The Company’s 2005 Stock Incentive Plan was adopted in 2006.  The plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights performance and growth of the Company, and to align employee interests with those of the Company’s stockholders denominated in shares of the Company’s common stock to employees, officers, non-employee directors and agents of the Company.  The purposes of the plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and the growth of the Company, and to align employee interests with those of the Company’s stockholders.  The Plan is administered by the Board of Directors.

In accordance with the standard “Share-based Payment,” codified within ASC 718, the Company has accounted for its employee stock options and other stock options issued to outside consultants under the “modified prospective“ method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of the standard for all share-based payments granted after the effective date and (b) based on the requirements of the standard for all awards granted to employees prior to the effective date of the standard that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

	December 31, 2009	December 31, 2008
Risk-free rate	1.16%-2.03%	1.59%-2.98%
Dividend yield	0.00%	0.00%
Volatility factor	242%-284%	156%-341%
Expected term	2-5 years	2-6 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods (options and warrants outstanding as of December 31, 2007 include 10,000,000 warrants to purchase preferred stock):

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2007	28,690,000	$0.23
Granted – Common Stock	9,000,000	0.32
Granted – Preferred Stock	10,000,000	0.30
Exercised	–	–
Cancelled/forfeited	(725,000)	(0.71)
Balance outstanding at December 31, 2008	46,965,000	$0.25
Granted	56,300,000	0.06
Exercised	–	–
Cancelled/forfeited	(5,000,000)	(0.46)
Balance outstanding at December 31, 2009	98,265,000	$0.09

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at December 31, 2009 and 2008 were in the following exercise price ranges:

	At December 31, 2009
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.05	67,200,000	2.6	$0.05	67,200,000	$0.05
$0.05 – 0.10	9,100,000	2.8	$0.10	8,100,000	$0.10
$0.11 – 0.15	1,000,000	0.4	$0.11	1,000,000	$0.11
$0.16 – 0.20	10,000,000	2.5	$0.16	10,000,000	$0.16
$0.21 – 0.49	10,450,000	2.7	$0.22	10,450,000	$0.22
$0.50 – 0.80	515,000	0.5	$0.79	515,000	$0.79
	98,265,000	2.6	$0.09	98,265,000	$0.09

	At December 31, 2008
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.11 – 0.15	1,000,000	1.4	$0.11	1,000,000	$0.11
$0.16 – 0.20	12,000,000	3.5	$0.17	8,000,000	$0.16
$0.21 – 0.49	31,450,000	2.0	$0.28	30,450,000	$0.27
$0.50 – 0.80	2,515,000	4.3	$0.76	515,000	$0.79
	46,965,000	2.7	$0.27	39,465,000	$0.25

Options to Officers and Employees

During the three months ended September 30, 2009, the Company granted stock options to two employees to purchase up to 9,000,000 shares of common stock, exercisable for three years at $0.10 per share.  The stock options vested on October 29, 2009.  The fair value of the options was $733,609, all of which was expensed during 2009.

During August 2008, the Company granted stock options to an employee to purchase up to 5,000,000 shares of common stock at prices from $.20 - $.90 per share.  On March 27, 2009, the employee elected to forfeit such stock options resulting in $451,698 compensation expense during 2009.

During June 2008, the Company granted stock options to an employee to purchase up to 3,000,000 common shares, exercisable at $0.22 per share.  These options for 1,000,000 shares each vest on April 23, 2008, 2009 and 2010 and expire 3 years after vesting.  The total grant date fair value of the options was $438,835.  $71,915 of expense was recognized related to these options during 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consultants

On December 17, 2009, the Company entered into a consulting agreement pursuant to which it issued the consultant 550,000 common shares valued at $27,500 which was expensed in 2009.

On October 22, 2009, the Company entered into an agreement with a financial and accounting consultant, pursuant to which the Company issued to the consultant 60,000 common shares valued at $3,000 which was expensed in 2009.

On August 12, 2009, the Company entered into a consulting agreement for business development and advisory services pursuant to which it issued the consultant 1,100,000 common shares valued at $110,000 which was expensed in 2009.

In April 2009, the Company issued to a consultant 1,000,000 common shares valued at $40,000 and warrants to purchase 1,000,000 common shares valued at $38,753, exercisable until April 27, 2012 at $0.05 per share, in consideration of the termination of a license and services agreement.  The fair value of the options was expensed during 2009.

On March 27, 2008, the Company entered into a consulting agreement, dated as of March 10, 2008, with a consultant pursuant to which the Company issued 825,000 common shares with a fair value of $101,250 in connection with services for 2008 and another 75,000 shares valued at $3,000 for 2009 services.

During December 31, 2009, the Company issued stock options to a consultant to purchase up to 50,000 common shares valued at $2,475, exercisable for three years at $0.027 per share.  The fair value of the options was expensed during 2009.

On August 20, 2009, the Company entered into a consulting agreement pursuant to which the Company issued stock options to purchase 900,000 common shares, exercisable for three years at $0.05 per share, subject to vesting in 50% increments on each of October 15, 2009 and November 1, 2009.  Under the consulting arrangement, as amended on December 1, 2009, for each month of additional services, the Company agreed to issue to the consultant another 50,000 options, exercisable at the market price of the Company’s common stock at the time of issuance.  During the three months ended December 31, 2009, the Company issued stock options to the consultant to purchase 150,000 common shares and exercisable for five years at prices ranging from $0.04 to $0.10 per share.  The fair value of these options of $46,346 was expensed during 2009.

In April 2009, the Company issued stock options for consulting services to a director, Roman Rozenberg, to purchase 3,000,000 common shares, exercisable for three years at $0.05 per share.  The total grant date fair value of $27,773 was expensed during the year ended December 31, 2009.

In May 2008, the Company granted stock options to a consultant to purchase 1,000,000 common shares, exercisable for two years at $0.11 per share.  These options vested in 2008 and 2009.  The total grant date fair value of the options was $82,393.  $10,093 and $72,300 was charged to operations during 2009 and 2008, respectively.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock and Warrants Issued for Settlement of Debt

On November 25, 2009, the Company issued 3,400,000 common shares, and also warrants exercisable for five years at $0.05 per share to purchase 6,800,000 common shares in connection with the conversions of debt of $100,000 owed by the Company to Dan Brecher and his retirement plan.   The fair value of the stock and warrants issued exceeded the carrying value of the debt by $409,175 and accordingly a loss on debt extinguishment was recognized during 2009.

6.             PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consisted of the following:

	Estimated Useful Lives – Years	December 31, 2009	December 31, 2008
Computer Equipment	5	$57,901	$97,140
Computer Software	3	517	613
Oil & Gas Equipment	3	–	12,485
Office Equipment	5	–	17,011
Transportation Equipment	5	–	85,750
Furniture & Fixtures	7	20,792	37,895
		79,210	250,894
Less accumulated depreciation		(18,951)	(130,288)
		$60,259	$120,606

Depreciation expense for 2009 and 2008 was $42,017 and $44,469, respectively.

7.             INCOME TAXES

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $10,717,000 and $10,027,000 which expire in 2021 through 2029.  The difference between income tax expense at the statutory tax rate and the effective rate is due to the valuation allowance noted below.

The following summarizes the approximate deferred tax assets:

	At December 31, 2009	At December 31, 2008
Deferred tax assets
Net operating losses	$3,644,000	$3,409,000
Valuation allowance	(3,644,000)	(3,409,000)
Net deferred tax asset	$–	$–

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  The Company incurred such an ownership change in 2007 as a result of the sale of its convertible preferred stock.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             RELATED PARTY TRANSACTIONS

Transactions with the Institute

The Company, through its subsidiary TIC, licensed, under a 32-year license agreement entered into in 2005, certain mapping technology from the Institute.  The Institute is owned and operated by Ivan Raylyan, a former affiliate of our company.  The parties also entered into a services agreement in 2005 for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies.

On April 27, 2009, these license and service arrangements with the Institute were terminated and the Company acquired certain technologies which related to the Company’s analysis services.  Payment was 1,000,000 common shares and warrants to purchase another 1,000,000 common shares, exercisable until April 27, 2012 at $0.05 per share.

Consulting Agreement

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, for a term of one year, pursuant to which the Company issued him warrants to purchase 3,000,000 common shares, exercisable for three years at $0.05 per share.  On March 27, 2009, Mr. Rozenberg had been appointed to the Board of Directors.  The consulting agreement is unrelated to services as a Board member.

Legal Services

The Company paid or accrued legal fees for 2009 and 2008 of $126,495 and $309,644, respectively, to a law firm which is owned by a former director, former officer, and a current minority shareholder of the Company.

Loans

As of December 31, 2009 and 2008, the Company owed an officer $4,888 from advances in prior years.  As of December 31, 2009, another officer had loaned the Company $40,000.  The loans are unsecured and non-interest bearing and have no specific repayment terms.

During, 2007, two individuals, who were affiliates of the Company at the time of the loans,  loaned the Company an aggregate of $401,409, and a former related party loaned $39,968 to the Company.  The loans were unsecured, non-interest bearing and have no specific repayment terms, other than commencing June 1, 2008, the Company was to commence paying down loans with a principal amount of $400,322, together with mutually agreeable interest, as monies became available from the Company's revenues or financing activities at the rate of 8% of such monies received or raised until fully repaid.  On November 25, 2009, the Company entered into an agreement with the lender of $295,322, pursuant to which the Company issued 3,400,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 common shares in connection with the settlement of $100,000 of debt (see Note 5), and agreed that the remaining debt shall bear interest at 9% per annum.  As of December 31, 2009 and 2008, the Company owed $341,377 and $441,377 related to these loans.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.             COMMITMENTS AND CONTINGENCIES

Employment Agreement

On April 23, 2008, the Company entered into a three year employment agreement with an officer.  The executive is entitled to: an annual salary of $150,000; an annual performance based bonus equal to 5% of the Company’s consolidated net profit, except if terminated for cause.  If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay the executive four months of salary as severance.  The Company granted to the executive stock options to purchase 3,000,000 common shares, exercisable at $0.165 per share.  Stock options to purchase 1,000,000 shares vested on April 23, 2008 and expire on April 22, 2011.  Stock options to purchase an additional 1,000,000 shares vested on April 23, 2009 and expire on April 22, 2012.  Stock options to purchase a further 1,000,000 shares are to vest on April 23, 2010 and to expire on April 22, 2013.

On August 29, 2008, the Company entered into a three year employment agreement, dated as of July 21, 2008, with an officer.  The employment agreement provides for: a base salary of $200,000 per year for the first year, and $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; and eligibility for performance-based bonuses.  The Company granted stock options to an employee to purchase up to 5,000,000 shares of common stock at prices from $.20 - $.90 per share.  On March 27, 2009, the employee elected to forfeit such stock options resulting in $451,698 compensation expense during 2009.

Consulting Agreement

On August 20, 2009, the Company entered into a consulting agreement with Arista Capital Group, Inc. for business consulting services on a month to month basis.  As compensation for an initial term, the Company issued to the consultant stock options to purchase 900,000 shares of common stock.  As compensation for each subsequent month periods, the Company agreed to issue stock options to purchase 50,000 shares of common stock, exercisable for five years with an exercise price not less than the fair market value of the Company’s common stock at the time of issuance.

Pursuant to a consulting arrangement with Ivan Raylyan, effective as of December 8, 2009, for consulting services on a monthly basis until up to December 8, 2010, the consultant is entitled to stock options, exercisable for three years at not less than the market price of the Company’s common stock at the time of issuance, to purchase 50,000 common shares.

Operating Leases

The Company leases office space in New York City.  Since September 2008, rent has been $2,500 per month.  The Company does not have a written lease on its main New York City office space.

The Company leases office space in Moscow, Russia.  Rent is $633 per month.  The Company does not have a written lease on the office space.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           PROMISSORY NOTES PAYABLE

In March 2008, the Company settled a lawsuit with Baker Hughes Oilfield Operations Inc.  Pursuant to the terms of settlement, 1,000,000 common shares were cancelled in exchange for a promissory note due July 31, 2009 for $178,920 together with 12% interest from October 4, 2007.  An additional $41,390 was added to the note during 2009. On November 6, 2009, the Company entered into an agreement with Baker Hughes setting forth a payment plan with respect to the debt, which calls for certain minimum monthly payments from service fee proceeds and an account receivable.  During 2009, the Company paid $13,200 on the note payable.  The outstanding balance of this note was $207,110 and $178,920 as of December 31, 2009 and 2008.  The principal balance is due in November 2010.

In November 2009, the Company was loaned $15,000 by a third party, non-interest bearing and due on January 31, 2010.  The loan was repaid in January of 2010.

11.           SALE OF TERRA INSIGHT CORPORATION AND ITS SUBSIDIARIES

On December 16, 2009, the Company sold to a third party its ownership of 100% of TIC for  a 2% overriding royalty interest in all oil, gas, and any and all other hydrocarbon or non-hydrocarbon substances, and revenues therefrom, which may be produced, extracted, saved and/or sold or result from certain lands within the States of Texas and Nevada as to which the Company performed certain analysis and $100 in cash  As a result, the third party acquired control of TIC and all of its assets, business and liabilities, including ownership of its direct and indirect subsidiaries.

TIC’s assets and liabilities consisted of oil and gas properties, property, plant & equipment, and various accounts payable and accrued expenses.  The Company recognized a gain on sale of subsidiary of $209,115 during 2009.

12.           SUBSEQUENT EVENTS

From January 1 through April 14, 2010, the Company sold to several accredited investors an aggregate of 58 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $580,000.

In the three months ended March 31, 2010, the Company issued to Alternative Wealth Strategies, Inc., the placement agent in connection with the sales of 59 units in the period from November 2009 through March 2010, as part of its compensation for each unit sold, warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.

In February 2010, the Company issued to a consultant 162,611 common shares  valued at $6,000 for financial and accounting services.

Pursuant to a consulting agreement with Arista Capital Group, Inc., dated as of August 20, 2009 and as amended December 1, 2009, on the first of each month for January, February, March and April 2010, the Company issued to the consultant options to purchase 50,000 shares of common stock, exercisable for five years at not less than the market price of the Company’s common stock at the time of issuance.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to a consulting arrangement effective as of December 8, 2009, for consulting services on a monthly basis until up to December 8, 2010, pursuant to the consultant is entitled to stock options, exercisable for three years at not less than the market price of the Company’s common stock at the time of issuance, to purchase 50,000 shares of common stock.  Pursuant to a consulting arrangement, on each of January 8, 2010, February 20, 2010, March 10, 2010 and April 10, 2010, the Company issued to the consultant stock options to purchase 50,000 common shares.  On February 10, 2010, the Company issued to the consultant additional stock options to purchase 50,000 common shares as a bonus.

On January 20, 2010, the Company granted to several employees and consultants stock options, exercisable for five years at $0.10 per share, to the following individuals:  Alexandre Agaian, 1,000,000 options; Dmitry Vilbaum, 1,000,000 options; Susan Fox, 50,000 options; Kenneth Oh, 200,000 options; Dan Brecher, 100,000 options; and Robert Green, 100,000 options.

On January 20, 2010, the Company granted to each of Alexandre Agaian and Dmitry Vilbaum 1,000,000 stock appreciation rights, exercisable for five years at $0.10 per share.

Pursuant to a consulting arrangement for human resources services, on February 1, 2010, the Company issued to the consultant warrants to purchase 50,000 shares of common stock, exercisable for five years at $0.05 per share.  On April 1, 2010, the Company issued to the consultant additional warrants to purchase 10,000 shares of common stock, exercisable for five years at $0.05 per share.

On February 3, 2010, the Company formed Terra Diversified Drilling, LLC, a Delaware limited liability company, of which the Company is the sole member.  The company is presently inactive.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

On January 20, 2010, the Company was notified that the audit practice of Kempisty & Company Certified Public Accountants, P.C., the Company’s independent registered public accounting firm, was combined with MaloneBailey, LLP effective as of January 1, 2010.  On January 20, 2010, Kempisty & Company resigned as the independent registered public accounting firm of the Company, and, with the approval of the Company’s Board of Directors, MaloneBailey was engaged as the Company’s independent registered public accounting firm.  There were no disagreements with Kempisty & Company of the type described in paragraph (a)(1)(iv) or any reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2009. Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements. Under the supervision and with the participation of our management, including the Chief Executive Officer we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment:

Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions.  Specifically, accounting adjustments were proposed by our auditors as of December 31, 2009, related to stock option valuations, the allowance for accounts receivable, extinguishment of debt and disposition of assets.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act, that occurred during the quarter ended December 31, 2009 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

On August 20, 2009, the Company entered into a consulting agreement with Arista Capital Group, Inc. for business consulting services.  The initial service period was through September 30, 2009 and thereafter the service term is renewable on a month to month basis until June 30, 2010. As compensation for an initial term, the Company issued to the consultant stock options to purchase 900,000 shares of common stock, exercisable at $0.05 per shares for a period of three years, subject to vesting in 50% increments on each of October 15, 2009 and November 1, 2009.  As compensation for each subsequent month periods, the Company agreed to issue stock options to purchase 50,000 shares of common stock, exercisable for three years with an exercise price not less than the fair market value of the Company’s common stock at the time of issuance.  On December 1, 2009, the arrangement was modified so that the issued warrants, and the warrants to be issued, have a term of five years.

On November 6, 2009, the Company entered into an agreement with Baker Hughes Oilfield Operations Inc. setting forth a payment plan with respect to a promissory note due July 31, 2009 in the amount of $178,920 together with 12% interest from October 4, 2007.  The payment plan calls for certain minimum monthly payments from service fee proceeds and an account receivable.

On November 12, 2009, the Company acquired a 42.7% equity interest in Terra Tasmania Resources Pty Ltd., an entity formed under the laws of Australia.

On November 25, 2009, the Company entered into an agreement with the lender of $295,322, pursuant to which the Company issued 3,400,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 shares of common stock in connection with the conversions of debt in the amount of $100,000, and agreed that the remaining debt shall bear interest at 9% per annum.

On December 7, 2009, Terra Insight Technologies Corporation assigned to the Company the rights that it had acquired from the Institute pursuant to that certain Termination Agreement with the Institute dated as of April 27, 2009.

On December 16, 2009, the Company sold to a third party its ownership of 100% of the issued and outstanding shares of common stock of Terra Insight Corporation, a Delaware corporation, for a 2% overriding royalty interest in all oil, gas, and any and all other hydrocarbon or non-hydrocarbon substances, and revenues therefrom, which may be produced, extracted, saved and/or sold or result from certain lands within the States of Texas and Nevada as to which the Company performed certain analysis and $100 in cash.  The holders of a majority of the issued and outstanding shares of common stock of the Company, by means of a written consent of stockholders, dated December 16, 2009, approved the purchase by the third party.  As a result of the transaction, the third party acquired control of Terra Insight Corporation and all of its assets, business and liabilities, including ownership of its direct and indirect subsidiaries.

On February 3, 2010, the Company formed Terra Diversified Drilling, LLC, a Delaware limited liability company, of which the Company is the sole member.  The company is presently inactive.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
                   CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
                   EXCHANGE ACT

Our Directors and Executive Officers

The following table sets forth our directors and executive officers as of December 31, 2009.

Name	Age	Position
Dmitry Vilbaum	41	Chief Executive Officer and a Director
Dr. Alexandre Agaian	58	President, Principal Financial Officer and a Director
Sergey Sulgin	36	Director
Roman Rozenberg	47	Director

Dmitry Vilbaum, Chief Executive Officer and a Director
Dmitry Vilbaum has served as Chief Executive Officer and as a member of the board of directors of the Company since July 10, 2007. Previously, Mr. Vilbaum served as its President from July 10, 2007 to July 21, 2008, and as its Chief Operating Officer from June 13, 2005 to July 10, 2007. He serves or has served in the following capacities with respect to the Company’s subsidiaries: as Chief Executive Officer, President, and as a Director of Terra Insight Corporation (“TIC”), from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TIC from December 29, 2005 to July 10, 2007; as Chief Executive Officer and President of Terra Resources, Inc. (“TRI”) from July 10, 2007 until June 1, 2009; as Treasurer of TRI from July 24, 2008 until June 1, 2009; as a Director of TRI from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TRI from December 29, 2005 to July 10, 2007; as Chief Executive Officer and President of Terra Insight Technologies Corporation (“TITC”) from July 10, 2007 to July 24, 2008; as a Director of TITC from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TITC from August 24, 2006 to July 10, 2007; as Chief Executive Officer, President and as a Director of Terra Resource Operations Co., Inc. (“TROC”) from July 10, 2007 until June 1, 2009; as Chief Operating Officer of TROC from March 20, 2006 to July 10, 2007; as Chief Executive Officer and President of Terra Insight Services, Inc. (“TISI”) since December 6, 2007 and as its Treasurer since July 24, 2008; as a Director of TISI from December 6, 2007 to July 24, 2008; as Director of NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”) from January 17, 2006 until June 20, 2008. From June 2005 to March 2006, Mr. Vilbaum was employed by Law Offices of Dan Brecher on a part-time basis. From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank’s information technology department. From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP., as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

Dr. Alexandre Agaian, President and Principal Financial Officer, and Chairman
Dr. Agaian has served as President of the Company since July 21, 2008, and as Principal Financial Officer and as a member of the board of directors of the Company since July 24, 2008 and as Chairman since April 24, 2009. He serves or has served in the following capacities with respect to the Company’s subsidiaries: as Chief Executive Officer, President and Treasurer of TIC from July 24, 2008 to June 1, 2009; as a Director of TRI from July 24, 2008 to June 1, 2009; as a Director and Treasurer of TITC since July 24, 2008; as a Director of TISI since July 24, 2008. He co-founded, in May 2007, Helios Petroleum Holding, AG, a Swiss company developing and operating mini-refineries in Russia, and serves as its President and as a member of its Board of Directors. From 2005 to 2007, Dr. Agaian, through his private consulting company, Balance Capital, LLC, participated in structuring several oil and gold projects in Kazakhstan and Ukraine. From May 2003 to July 2005, Dr. Agaian served as President and Chief Executive Officer of BMB Munai, Inc, an oil and gas exploration and production company. Dr. Agaian was one of the founders and member of the Board of Directors of BMB Munai. In 1994, Dr. Agaian founded ANBI Corporation, a New Jersey corporation with business interests and relationships in Russia, Ukraine and Kazakhstan. In 1989, Dr. Agaian co-founded the All-Russian Association of Commercial Banks, a non-commercial organization in the former Soviet Union, and served as Vice President until 1992. In 1988, Dr. Agaian founded the first commercial bank in the USSR, The Innovation Bank of Saint-Petersburg, and served as its Chief Executive Officer until 1994. In 1993, Dr. Agaian was elected as a Corresponding Member of the Engineering Academy of St. Petersburg (Russia). From 1985 to 1988, Dr. Agaian served as Chief Information Officer at the Bank for Industry and Construction. From 1973 until 1985, Dr. Agaian performed scientific work at different research centers and institutes in Tbilissi, Moscow and Leningrad. Dr. Agaian graduated from the State University of Tbilissi (Georgia, former USSR) in 1973, summa cum laude, with a degree in applied cybernetics. He received a Ph.D. in 1980 from The Academy of Science in Moscow in the field of computer networking.

Sergey Sulgin, Director
Sergey Sulgin became a director on March 27, 2009. Since 2003, he has been principal executive of GMCS, a technology company in Russia. He is also the Chairman of Compulink, a technology company in Russia. From 1999 to 2003, he served as Business Development Director at GMCS. Since 2005, Mr. Sulgin was an employee of Terra Insight Corp., a Florida corporation. From 1997 to 1999, he served as Development and Localization Director at the Russia representative office of Baan Company. From 1996 to 1997, he was a Program Manager with Epicor (Platinum Software Russia). From 1995 to 1996, he served as Project Manager for Epicor. From 1993 to 1995, he served as a consultant to TengizShevrOil (Chevron-Kazakhstan Government Joint Venture) in Kazakhstan. Mr. Sulgin received a Bachelor of Arts degree in 1995 from Lomonosov Moscow State University.

Roman Rozenberg, Director
Roman Rozenberg became a director on March 27, 2009. Since April 1, 2009, he has served as a consultant to the Company.  Since June 2007, Mr. Rozenberg is President of Simbiotel, a Cypress telecommunication company that provides innovative software and communication services for mobile phones in GSM networks. Mr. Rozenberg previously served as the Company’s Chief Executive Officer from May 19, 2005 to July 10, 2007, as President from September 30, 2006 to July 10, 2007, and as a director from May 19, 2005 to July 10, 2007.   From January 7, 2005 to July 10, 2007, Mr. Rozenberg served as Chief Executive Officer and a director of the Company’s subsidiary, Terra Insight Corporation. From March 2004 through January 2005, Mr. Rozenberg served as Vice President of TelcoEnergy, Inc. From February 2002 through March 2004, Mr. Rozenberg served as Chief Executive Officer of Syntaz, Inc. He served as President and Chief Technology Officer of Machblade Technologies from 2002 to 2004. From September 1999 through February 2002, Mr. Rozenberg served as President and Chief Technology Officer of Biolink Technologies International, Inc. From 1997 to 1998, he served as Managing Director, CIS operations for Baan Company, N.V., the leading Dutch software developer. Prior to that he was with Price Waterhouse Coopers from 1995 to 1997 in the position of Senior Manager where he advised number of large Russian companies including Gazprom on vast array of business issues. Mr. Rozenberg received a Bachelor of Science degree in electrical engineering in 1986 and a Masters of Sciences degree in Information Systems Engineering in 1989 from Polytechnic University (formerly known as Polytechnic Institute of New York).

Additional Information about Officers and Directors

Our executive officers or directors are not associated with another by family relationships.  None of our directors or officers serves or has served as a director of another reporting company within the past five years. Based solely in reliance on representations made by our officers and directors, during the past ten years, none of the following occurred with respect to such persons: (1) no petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such persons, or any partnership in which he or she was a general partner or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing; (2) no such persons were convicted in a criminal proceeding or are a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) no such persons were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, or of any federal or state authority barring, suspending or otherwise limiting, their involvement in any type of business practice, or in securities or banking or other financial institution activities; and (4) no such persons were found by a court of competent jurisdiction in a civil action or by the SEC or by the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership.  Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person.  As of the year ended December 31, 2009, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have not yet implemented a code of ethics applicable to our directors, officers and employees. Our present business operations were only recently commenced, and we have had a small number of employees since inception, many of whom were officers and officers simultaneously.  We expect to adopt a code of ethics during calendar year 2010.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2009 the compensation reportable for the named executive officers, as determined by SEC rules.  “Named executive officers” are the Company’s (i) Chief Executive Officer and (ii) Chief Financial Officer.

Name and Principal Position	Year (a)	Salary ($)(b)	Bonus ($)(c)	Option Awards ($)(d)(e) (f)(g)	All Other Compensation ($)(h)	Total ($)
Dmitry Vilbaum	2009	150,000	–	366,805	–	516,805
Chief Executive Officer	2008	132,885	–	438,835	–	571,720
Dr. Alexandre Agaian	2009	217,363	–	(84,893)	12,000	132,470
President and Principal Financial Officer	2008	92,308	20,000	658,736	–	771,044

(a)	Mr. Agaian joined the Company on July 21, 2008.
(b)	For fiscal 2009, the amount reported as salary includes the following amounts paid in fiscal 2010: $51,923 for Mr. Vilbaum and $58,901 for Mr. Agaian.
(c)	For Mr. Agaian, the amount refers to a cash sign-on bonus.
(d)
Represents the stock-based compensation recognized in accordance with ASC 718. Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of option awards are discussed in Note 5 to the consolidated financial statements.

(e)
On April 23, 2008, we granted three million stock options to Mr. Vilbaum, exercisable at $0.165 per share. Stock options to purchase one million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional one million shares vested on April 23, 2009 and to expire on April 22, 2012. Options to purchase a further one million shares are to vest on April 23, 2010 and to expire on April 22, 2013.  The total grant date fair value of those options was $438,835.

(f)
In 2008, we granted Mr. Agaian 5 million stock options, which remained subject to vesting and exercisability conditions as follows:  two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest on July 21, 2009; one million stock options, exercisable for five years at $0.60 per share, to vest on July 21, 2010; and one million stock options, exercisable for six years at $0.90 per share, to vest on July 21, 2011.  The total grant date fair value of such options was $658,736.  On March 27, 2009, Dr. Alexandre Agaian elected to forfeit the five million stock options granted to him under his Employment Agreement, dated as of July 21, 2008.  An amount of $451,698 was recorded in 2009 in connection with the forfeiture.

(g)
On September 29, 2009, the Company granted to each of Dmitry Vilbaum and Dr. Alexandre Agaian, stock options to purchase 4,500,000 shares of common stock, exercisable until September 29, 2012 at $0.10 per share.  The stock options vested on October 29, 2009.  For each, the total grant date fair value of such options was $366,805.

(h)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. Refers to an allowance, for the lease and related expenses of an automobile, not to exceed $12,000 per year.

In general, compensation payable to a named executive officer consists of a base salary.  We had written employment agreements with our Chief Executive Officer and President during our 2009 fiscal year.  Prior to entering those agreements, at various times, we have granted stock options to a named executive officer at such times as determined by the Board of Directors.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.  Mr. Agaian’s employment agreement provides for eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, however, the Board has not yet adopted the criteria for such bonus.

Employment Agreement with CEO

On April 23, 2008, the Company entered into an employment agreement with Dmitry Vilbaum, the Company’s Chief Executive Officer, effective April 23, 2008. Mr. Vilbaum is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. Also, under the employment agreement, Mr. Vilbaum is entitled to medical and dental insurance, twelve sick days per year, three weeks vacation, and participation in employee benefit plans that the Company may adopt. In connection with the employment agreement, the Company granted to Mr. Vilbaum stock options to purchase 3 million shares of the Company’s common stock, exercisable at $0.165 per share. Stock options to purchase 1 million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional 1 million shares vested on April 23, 2009 and to expire on April 22, 2012. Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013. The employment term is for a period of up to three years. The Company may earlier terminate the employment of Mr. Vilbaum under the employment agreement for the following reasons: (a) death; (b) because of physical injury or illness if Mr. Vilbaum is unable to materially perform his duties; (c) upon two months’ prior written notice, if determined by majority vote of the Company’s Board of Directors at a duly constituted meeting; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Mr. Vilbaum’s employment for any reason other than for cause, the Company is to pay him four months of salary as severance.

Employment Agreement with President

On August 29, 2008, the Company entered into employment agreement, dated as of July 21, 2008, with Dr. Alexandre Agaian, who joined the Company as the Company’s President on July 21, 2008.  The thee year employment agreement provides for:  a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which he would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of his base salary, for achievement of more than 120% of the performance target; and, a grant of stock options to purchase up to five million shares of the Company’s common stock, subject to vesting and exercisability conditions as follows:  two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest upon completion of one year of service; one million stock options, exercisable for five years at $0.60 per share, to vest upon completion of the second year of service; and one million stock options, exercisable for six years at $0.90 per share, to vest upon completion of the third year of service.  Effective March 27, 2009, Dr. Agaian elected to forfeit the five million stock options granted to him under his Employment Agreement, dated as of July 21, 2008.  The employment agreement may be earlier terminated for the following reasons: (a) death; (b) because of physical injury or illness, upon 30 days’ prior written notice, if Dr. Agaian is unable to materially perform his duties for a continuous period of 120 days with no expectation of return within a reasonable time; (c) upon three months’ prior written notice, at the option of either Dr. Agaian or the Company, without cause, in which event the Company shall have the right to require Dr. Agaian not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Dr. Agaian’s employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination and stock options are to vest on the next anniversary date following the date of termination shall become vested.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the named executive officers as at December 31, 2009.  We have not granted stock awards to a named executive officer.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dmitry Vilbaum	250,000	–	–	0.21	9/24/2011
Dmitry Vilbaum	5,000,000	–	–	0.16	8/12/2012
Dmitry Vilbaum	1,000,000	–	–	0.22	9/30/2012
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2011
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2012
Dmitry Vilbaum	–	1,000,000	–	0.165	4/23/2013
Dmitry Vilbaum	4,500,000	–	–	0.10	9/29/2012
Dr. Alexandre Agaian	4,500,000	–	–	0.10	9/29/2012

Stock Incentive Plan

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. The purposes of the plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders.  The plan is administered by the Board of Directors.  The plan prohibits the repricing of awards.  The maximum aggregate number of shares of common stock that may be granted under the plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options.  The evergreen provision provides that for a period of nine years from the adoption date of the plan, the aggregate number of shares of common stock that is available for issuance under the plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors.  Unless terminated earlier by the Board of Directors, the plan will terminate on December 28, 2015. As of December 31, 2009, no shares have been issued under the plan and there were no outstanding stock options under the plan.

Director Compensation

In fiscal year 2009, we did not compensate directors for their services on the Board of Directors. The information in the following table relates to compensation received on a consulting basis for services related to our business operations.

Name	Fees earned or paid in cash ($)	All other compensation ($)(a)(b)	Total ($)
Roman Rozenberg	–	32,481	32,481

(a)
On April 1, 2009, we entered into a consulting agreement with Roman Rozenberg, pursuant to which we issued him warrants to purchase 3,000,000 shares of common stock, exercisable for three years at $0.05 per share.   The total grant date fair value of such warrants was $27,773.  Stock-based compensation recognized in accordance with ASC 718.  Stock-based compensation awards are valued at fair value on the date of grant.  Assumptions made in the valuation of stock and option awards are discussed in Note 5 to the consolidated financial statements.

(b)	Includes $4,708 paid as salary.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

Security Ownership

The tables below set forth information, as of December 31, 2009, concerning the shares of our common and preferred stock beneficially owned by each director, by each named executive officer, and by all of our officers and directors as a group, and (ii) by each person whom we know beneficially own more than five percent of our of voting securities. This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the tables below, except as indicated by the footnotes to the tables, have the sole voting and dispositive power with respect to common stock that they beneficially own. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares that are acquirable within 60 days of December 31, 2009 upon exercise of options and warrants.  Applicable percentage ownership is based on 101,943,338 shares of common outstanding at December 31, 2009.

	Shares Beneficially Owned
	Common	Additional Shares	% of
Name of Beneficial Owner (a)	Stock	Acquirable within 60 days	Class
Officers and Directors
Dmitry Vilbaum (b)(c)(d)	10,000,000	22,750,000	26.3
Dr. Alexandre Agaian (b)(c)	10,000,000	14,500,000	21.0
Sergey Sulgin (b)	10,000,000	10,000,000	17.9
Roman Rozenberg (e)	1,532,998	3,000,000	4.3
All officers and directors as a group (4 persons)	31,532,998	50,250,000	53.7
5% Security Holders
Esterna Ltd. (f)	35,275,483	21,000,000	45.8
Dan Brecher (g)	5,326,499	11,300,000	14.7
Arista Capital Group, Inc. (h)	2,000,000	5,050,000	6.6
Enficon Establishment (i)	6,000,000	–	5.9

(a)	Unless otherwise indicated, the address of each person is c/o Terra Energy & Resource Technologies, Inc., 99 Park Avenue, 16th Floor, New York, New York 10016.
(b)	Includes warrants to purchase 10,000,000 shares of common stock, exercisable until March 27, 2012 at $0.05 per share.
(c)	Includes stock options to purchase 4,500,000 shares of common stock at $0.10 per share until September 29, 2012.
(d)
Includes stock options to purchase shares of common stock as follows:  1,000,000 shares at $0.165 per share until April 23, 2011; 250,000 shares at $0.21 per share until September 24, 2011; 1,000,000 shares at $0.165 until April 23, 2012; 5,000,000 shares at $0.16 per share until August 12, 2012; and 1,000,000 shares of common stock at $0.22 per share until September 30, 2012.  Excludes stock options, to vest on April 23, 2010, to purchase 1,000,000 shares at $0.165 until April 23, 2013.

(e)	Includes warrants to purchase 3,000,000 shares of common stock, exercisable at $0.05 per share until April 1, 20120.
(f)
Its address is 50 Agias Zonis Street, CY 3090 Limassol, Cyprus.  The person with voting and dispositive powers over the shares are Mikhail Gamzin and Evgeny Roytman.  Includes warrants to purchase 20,000,000 shares of common stock, exercisable at $0.05 per share until March 27, 2012, and warrants to purchase 1,000,000 shares, exercisable at $0.05 per share until April 27, 2012.

(g)
Address is c/o Law Offices of Dan Brecher, 99 Park Ave, New York, NY 10016.  Includes securities held through his retirement plans and accounts.  Includes warrants to purchase 6,800,000 shares of common stock, exercisable at $0.05 per share until November 24, 2014, and stock options to purchase 4,500,000 shares of common stock at $0.22 per share until September 30, 2012.

(h)
Its address is 30 Old Kings Highway South, Suite 150, Darien, CT 06820.  The beneficial owner is James Reardon.  Includes warrants to purchase 4,000,000 shares of common stock, exercisable at $0.05 per share until September 30, 2012, and stock options to purchase shares of common stock as follows:  900,000 shares at $0.05 per share until August 20, 2014; 50,000 shares at $.10 per share until October 1, 2014; 50,000 shares at $0.08 per share until November 1, 2014; and 50,000 shares at $0.04 per share until December 1, 2014.

(i)	Its address is Liechtenstein, Poststrasse 403, FL-9491 Ruggell. The beneficial owner is Alexander Fediaev.

Changes in Control

We do not have any arrangements and are not aware of any arrangement that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by securities holders	–	–	5,000,000
Equity compensation plans not approved by security holders	36,065,000	$0.15	–
Total	36,065,000	$0.15	5,000,000

Plans in the Shareholder Approved Category

Our 2005 Stock Incentive Plan for employees, directors and consultants provides for the issuance of up to 5,000,000 shares of our common stock, subject to an evergreen provision, pursuant to awards granted under the plan.  To date, only nonincentive stock options to employees have been granted under the plan, all of which were terminated by its terms.  A nonincentive stock option entitles the holder to purchase a share of our common stock for a period of five years from grant at a purchase price no less than the fair market value of the common stock on the day of grant.  As of December 31, 2009, no shares have been issued under the plan and no awards under the plan were outstanding.

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

On September 25, 2006, we granted stock options to purchase 250,000 shares of common stock, exercisable until September 24, 2011 at $0.21 per share, to each of Ivan Raylyan and Dmitry Vilbaum.

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

On August 13, 2007, we granted to Ivan Raylyan, stock options to 1,000,000 purchase shares of our common stock, exercisable until August 12, 2012 at $0.16 per share.

On August 13, 2007, we granted to three consultants, Victor Andreev, Denis Negoda, and Igor Chirkin, stock options to purchase an aggregate of 1,000,000 shares of our common stock, exercisable until August 12, 2012 at $0.16 per share.

On October 1, 2007, we granted to employees stock options to purchase an aggregate of 9,200,000 shares of our common stock, exercisable until September 30, 2012 at $0.22 per share, as follows:  1,000,000 options to Dmitry Vilbaum; 2,500,000 options to Ivan Raylyan; 4,500,000 options to Dan Brecher; 1,000,000 options to Ken Oh; 100,000 options to Kim Reilly; and 100,000 options to Susan Fox.

On October 1, 2007, we granted to Victor Andreev, a consultant, stock options to purchase 500,000 shares of our common stock, exercisable until September 30, 2012 at $0.22 per share.

On April 23, 2008, we granted to Dmitry Vilbaum, 3,000,000 stock options, exercisable at $0.165 per share. Stock options to purchase 1 million shares expire on April 22, 2011.  Stock options to purchase an additional 1 million shares expire on April 22, 2012.  Stock options to purchase a further 1 million shares are to vest on April 23, 2010 and to expire on April 22, 2013.

On May 19, 2008, we granted Ms. Palgova, a consultant, one million stock options, exercisable for two years at $0.11 per share, subject to vesting in equal installments on August 1, 2008, November 1, 2008, February 1, 2009, and May 1, 2009.

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, pursuant to which the Company issued him warrants to purchase 3,000,000 shares of common stock, exercisable until April 1, 2012 at $0.05 per share.

On April 27, 2009, the Company issued to a consultant warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable until April 27, 2012 at $0.05 per share, in connection with the termination of a license and services agreement.

On August 20, 2009, the Company entered into a consulting agreement with Arista Capital Group, Inc., and as amended December 1, 2009, pursuant to which the Company issued stock options to purchase:  900,000 shares at $0.05 per share until August 20, 2014; 50,000 shares at $.10 per share until October 1, 2014; 50,000 shares at $0.08 per share until November 1, 2014; and 50,000 shares at $0.04 per share until December 1, 2014.

On September 29, 2009, the Company granted to each of Dmitry Vilbaum and Dr. Alexandre Agaian, stock options to purchase 4,500,000 shares of common stock, exercisable until September 29, 2012 at $0.10 per share.

On December 8, 2009, the Company entered into a consulting arrangement with Ivan Raylyan, pursuant to which the Company issued him stock options, exercisable until December 7, 2012 at $0.027 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

Agreements with the Institute

On April 27, 2009, we entered into an agreement with the Institute pursuant to which our exclusive license and service arrangements with the Institute, each dated as of December 15, 2008, were terminated and pursuant to which we acquired certain technologies of the Institute which related to our analysis services.  The Institute is a Lichtenstein corporation which specializes in the development and application of remote sensing and geographic information technologies. The Institute is owned and operated by Ivan Raylyan, a former affiliate of the Company.

On December 15, 2008, we had entered agreements with the Institute pursuant to which we had an exclusive, worldwide renewable license for a 30-year term from December 2008 for the commercial use of all of the technology of the Institute.  In connection with the license, we also had a services agreement with the Institute for a 30-year term from December 15, 2008, to render services to us, and to refer all inquiries for commercial contract services to us.  Pursuant to the license, the Institute was entitled to compensation certain project payments generated from the use of the Institute’s technology in an amount to be determined on orders for our services, provided that such project payments shall not exceed 10% over the Institute’s costs.  Under the license, we had an exclusive option to purchase from the Institute its mapping technology, to terminate on the earlier of June 30, 2012 or the termination of the license agreement.  Pursuant to the services agreements, the Institute was entitled to a service fee in an amount to be determined on orders for our services, provided that the Institute shall not charge a fee at the rate of more than 10% over its cost.

Prior to December 15, 2008, our former subsidiary, Terra Insight Corporation, held an exclusive, worldwide renewable license from the Institute for a 32-year term from 2005.  Under the former license, we were required to pay the Institute an annual license fee of $600,000, subject to certain deferrals and credits, under the license agreement until we have achieved certain milestones, upon which the payments were to increase.  In July 2006, the license terms were amended to defer payment of the annual license fee for calendar year 2007 until calendar year 2008, provided that certain revenue targets were achieved, and make the fee payable at the rate of no more than $300,000 per year,.  In December 2007, the license terms were further modified to waive the annual license fees payable with respect to calendar years 2007 and 2008.

In connection with the former license, prior to December 15, 2008, Terra Insight Corporation, had a services agreement with the Institute, for a 32-year term from 2005, to render services to us, and to refer all inquiries for commercial contract services to us. Under the former services agreement, the Institute was to perform certain contract services for us at the rate of (i) no more than 40% to 60% of its published rates, depending on the nature of the requested services, or (ii) no more than 10% over cost, with minimum annual services fees totaling $500,000, subject to certain deferrals and credits.  In July 2006, the service agreement terms were amended to defer payment of the annual service fee for calendar year 2007 until calendar year 2008, provided that certain revenue targets are achieved, and make the fee payable at the rate of no more than $300,000 per year.  In December 2007, the service fee terms were further modified to waive the annual services fees payable with respect to calendar years 2007 and 2008.

Transactions with Directors and Officers

In the three months ended December 31, 2009, an officer loaned the Company an aggregate of $40,000. In 2007, another officer loaned the Company an aggregate of $4,888.  The loans are unsecured and non-interest bearing and have no specific repayment terms.

As of December 31, 2007, two individuals, who were affiliates of the Company at the time of the loans, loaned the Company an aggregate of $401,409, and a former related party loaned $39,968 to the Company.  The loans were unsecured, non-interest bearing and have no specific repayment terms.  In December 2007, Mr. Brecher agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $295,322 through September 30, 2007, and Mr. Raylyan agreed to defer the repayment of monies advanced by him to the Company, totaling approximately $105,000 through December 12, 2007, until the earlier of June 1, 2008 or such time that monies become available, out of future monies either raised by the Company and its affiliated entities or monies received as revenue at the rate of 8% of such monies raised or received until fully repaid.  On November 25, 2009, the Company entered into an agreement with the lender of $295,322, pursuant to which the Company issued 3,400,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 shares of common stock in connection with the conversions of an aggregate of $100,000 of debt, and agreed that the remaining debt shall bear interest at 9% per annum.

At various times since 2005 to the present, certain of our present or former officers or directors, Dan Brecher and Kenneth Oh, and other employees of our company, have worked for our attorneys, Law Offices of Dan Brecher, and may continue to do so. Mr. Brecher and Mr. Oh are practicing attorneys who have devoted a majority of their time to Law Offices of Dan Brecher. The law firm, the proprietor of which is an attorney is a former director and officer, and a present minority stockholder, of our company, provides certain legal services to us. The Company paid or accrued legal fees for the years ended December 31, 2009 and 2008 of $126,495 and $309,644, respectively, to the law firm.

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

Transactions involving Esterna Ltd. and Other Parties

On December 27, 2007, we entered into a Securities Purchase Agreement with Esterna Ltd., pursuant to which it purchased 5,000,000 shares of Series A preferred stock, and warrants to purchase 20,000,000 shares of Series A Preferred Stock for the aggregate purchase price of $1 million.  In connection with the transaction, Mikhail Gamzin and Evgeny Roytman joined the Company’s Board of Directors on April 23, 2008, and on July 24, 2008, a nominee of Esterna, Dmitry Moiseev, was appointed to the Company’s Board of Directors.

In April 2008, River Universal Trading Limited consummated a transaction with Ivan Raylyan, whereby Mr. Raylyan acquired a 50% interest in River Universal Trading Limited in consideration of his transfer of 28,775,483 shares of the Company’s common stock to River Universal Trading Limited. In connection with the transaction, Mr. Raylyan joined Messrs. Gamzin and Roytman on the Boards of Directors of River Universal Trading Limited and Esterna Ltd.  In April 2009, River Universal Trading Limited transferred its ownership of the Company’s securities to Esterna.

On March 27, 2009, Sergey Sulgin purchased 10,000,000 shares of the Company’s common stock and 10,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $300,000.  In connection with the transaction, two director nominees of Esterna, Evgeny Roytman and Dmitri Moiseyev, resigned, and two nominees of the investor, Sergey Sulgin and Roman Rozenberg, were appointed to serve on the Company’s Board of Directors. In connection therewith, each of the Company’s two principal officers, Alexandre Agaian and Dmitry Vilbaum, were required to make an equity investment of $100,000 for 10,000,000 shares of common stock and 10,000,000 common stock purchase warrants, and Esterna converted its 5,000,000 shares of the Company’s preferred stock into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants that are exercisable until December 27, 2009 at $0.30 per share into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share.  On September 10, 2009, Mikhail Gazmin resigned from our Board of Directors.

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

Director Independence

Our Board currently consists of five members, each of whom, other than our Chief Executive Officer, Mr. Vilbaum, and our President, Dr. Agaian, are non-employee members of our Board.  As all of our Board members are officers or nominees of a substantial stockholder who may not be deemed independent, the Board has deemed that none of our non-employees members of the Board are independent.  In determining independence, we are applying the independence standards of the Nasdaq Capital Market. Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by MaloneBailey, LLP, our current principal independent registered public accounting firm, for 2009 were $65,000.  Fees for audit services provided by Kempisty & Company, Certified Public Accountants, P.C., our former principal independent registered public accounting firm, for 2009 and 2008 were $60,000 and $76,000, respectively.  Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our current and former principal independent registered public accounting firms in our fiscal years ended December 31, 2009 and 2008 were pre-approved. We do not have a separate audit committee of the Board of Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)           Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Prior Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

(2)           Index to Financial Statement Schedules

Not required.

(3)           Index to Exhibits

Exhibit	Description
3(i)(1)	Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on November 15, 2006)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K, filed on November 15, 2006)
3(i)(3)	Certificate of Designation (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2008)
3(ii)(1)	Bylaws of Terra Energy & Resource Technologies, Inc., as amended December 27, 2007 (Incorporated by reference to Exhibit 3(ii) of Form 8-K filed on January 4, 2008)
10.1	Agreement of waiver of fees with the Institute (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on January 4, 2008)
10.2	Termination Agreement (Incorporated by reference to Exhibit 10.4 of Form 10-K filed on April 15, 2009)
10.3	Technology License Agreement (Incorporated by reference to Exhibit 10.5 of Form 10-K filed on April 15, 2009)
10.4	Services Agreement (Incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 15, 2009)
10.5	Termination Agreement with the Institute (Incorporation by reference to Exhibit 10.1 of Form 10-Q filed on August 19, 2009)
10.6*	Assignment Agreement
10.7*	Terra Insight Corporation Stock Purchase Agreement
10.8*	Assignment Agreement
10.9+	Employment Agreement with Dmitry Vilbaum (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 28, 2008)
10.10+	Employment Agreement with Alexandre Agaian (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 2, 2008)
10.11+	Letter modification to Agaian employment agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 2, 2009)
10.12+	2005 Stock Incentive Plan, as Restated (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 15, 2006)
10.13*+	Form of Stock Options
10.14*+	Form of Stock Appreciation Rights
10.15	Form of Securities Purchase Agreement with officers (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 2, 2009)
10.16	Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 2, 2009)
10.17	Securities Purchase Agreement with investor (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 2, 2009)
10.18	Form of warrant issued March 2009 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 2, 2009)
10.19	Agreement regarding voting matters (Incorporated by reference to Exhibit 10.32 of Form 10-K filed on April 15, 2009)
10.20	Form of Consulting Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 2, 2009)
10.21	Form of Subscription Agreement, September 2009 (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 23, 2009)
10.22*	Form of Exchange Agreement
10.23*	Form of 2009 Subscription Agreement
10.24*	Form of 2010 Subscription Agreement
10.25*	Form of Subscription Agreement for Units
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
16.1	Letter on change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K filed on January 21, 2010)

21*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

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

Dated: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dmitry Vilbaum	Chief Executive Officer and Director	April 14, 2010
Dmitry Vilbaum

/s/ Dr. Alexandre Agaian	President, Principal Financial Officer and Director	April 14, 2010
Dr. Alexandre Agaian

/s/ Roman Rozenberg	Director	April 14, 2010
Roman Rozenberg

/s/ Sergey Sulgin	Director	April 14, 2010
Sergey Sulgin