Form 10-Q
period 2010-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2010-05-14
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 14, 2010, we had 121,365,797 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$24,854	$17,942
Accounts Receivable, net	62,560	5,706
Prepaid Expenses and Other Current Assets	8,316	112
TOTAL CURRENT ASSETS	95,730	23,760

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $25,448 and $18,951, respectively	54,512	60,259
Other Assets	3,046	3,164
TOTAL OTHER ASSETS	57,558	63,423

TOTAL ASSETS	$153,288	$87,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$809,270	$591,493
Promissory Notes Payable	387,401	222,110
Loans Payable - Related Parties	105,251	386,265
TOTAL CURRENT LIABILITIES	1,301,922	1,199,868

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 and 5,000,000 at December 31, 2009 and 2008, respectively	–	–
Common Stock; $.0001 Par Value Shares Authorized 250,000,000 Shares Issued and Outstanding: 113,505,949 and 102,943,338 at March 31, 2010 and December 31, 2009, respectively	11,351	10,295
Additional Paid In Capital	23,319,174	22,541,820
Accumulated Deficit	(24,479,159)	(23,664,800)
TOTAL SHAREHOLDERS’ DEFICIT	(1,148,634)	(1,112,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$153,288	$87,183

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009 (Restated)

REVENUES	$84,975	$2,000,000

COST OF REVENUES	3,768	1,355,000

GROSS PROFIT	81,207	645,000

OPERATING EXPENSES

Compensation Expense	570,255	472,296
Selling, General and Administrative	321,349	216,548
TOTAL OPERATING EXPENSES	891,604	688,844

OPERATING LOSS	(810,397)	(43,844)

OTHER INCOME (EXPENSE):

Interest Expense	(4,318)	–
Interest Income	–	–
Other Income	356	–
TOTAL OTHER EXPENSE	(3,962)	–

NET LOSS	$(814,359)	$(43,844)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	108,019,774	60,302,782

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009 (Restated)

NET LOSS	$(814,359)	$(43,844)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Non Cash Items:
Depreciation	6,497	12,469
Stock Based Compensation	491,422	451,698
Stock for Services	6,000	20,598
Changes in operating assets and liabilities:
Accounts Receivable	(56,854)	(544,100)
Deferred Costs	–	600,000
Prepaid Expenses and Other Current Assets	(8,086)	–
Other Assets	–	(27,122)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	38,455	265,197
Deferred Revenues	–	(1,455,900)

NET CASH USED IN OPERATING ACTIVITES	(336,925)	(721,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(750)	–

NET CASH FROM FINANCING ACTIVITIES:

Issuance of Common Stock for cash, net of offering costs	460,310	500,000
Repayments to Third Parties	(70,000)	–
Repayments to Related Parties	(45,723)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	344,587	500,000

NET CHANGE IN CASH	6,912	(221,004)

CASH - BEGINNING OF YEAR	17,942	700,001

CASH – END OF PERIOD	$24,854	$478,997

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2009, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The results of operations for the three ended March 31, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 14, 2010.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at March 31, 2010.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

3.           SALES OF COMMON STOCK

In the three months ended March 31, 2010, the Company sold fifty two units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $520,000.  In connection with the sale of forty six units, for each unit sold, the Company paid the placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

During the three months ended March 31, 2010, the Company paid $59,690 in offering costs in connection with the transactions.

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

March 31, 2010
Risk-free rate	1.24%
Dividend yield	0.00%
Volatility factor	258%-265%
Expected term	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2009	98,265,000	$0.09
Granted	13,795,000	0.06
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at March 31, 2010	112,060,000	$0.08

The stock options and warrants outstanding and exercisable at March 31, 2010 and 2009 were in the following exercise price ranges:

	At March 31, 2010
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.05	78,195,000	2.7	$0.05	78,195,000	$0.05
$0.05 – 0.10	11,900,000	3.0	$0.10	11,900,000	$0.10
$0.11 – 0.15	1,000,000	0.1	$0.11	1,000,000	$0.11
$0.16 – 0.20	10,000,000	2.3	$0.16	9,000,000	$0.16
$0.21 – 0.49	10,450,000	2.4	$0.22	10,450,000	$0.22
$0.50 – 0.80	515,000	0.3	$0.79	515,000	$0.79
	112,060,000	2.7	$0.08	111,060,000	$0.08

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to employees an aggregate of 2,250,000 stock options, exercisable for five years at $0.10 per share.  The stock options were fully vested at the grant date and have a combined value of $201,737 and were fully expensed.

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date and have a combined value at March 31, 2010 of $179,322 and were fully expensed.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights and the associated liability is included in accounts payable.

Consultants

In the three months ended March 31, 2010, the Company granted to consultants an aggregate of 1,145,000 warrants with a total value of $99,249.  The warrants were fully vested at the grant date and were fully expensed.

5.           RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company repaid $44,888 to two officers for advances made in prior years.

6.	RESTATEMENT

In the Company’s previously filed 10-Q for the three months ended March 31, 2009, stock based compensation expense of $2,208,172 was reported.  It was discovered during the audit of the December 31, 2009 financial statements that compensation expense was overstated by $1,756,474 for the three months ended March 31, 2009 due to errors in certain stock option valuations.  As a result, compensation expense and accordingly the Company’s net loss have been reduced by this amount in the accompanying consolidated statement of operations for the three months ended March 31, 2009.

7.           PROMISSORY NOTES PAYABLE

In March 2008, the Company settled a lawsuit with Baker Hughes Oilfield Operations Inc.  Pursuant to the terms of settlement, 1,000,000 common shares were cancelled in exchange for a promissory note due July 31, 2009 for $178,920 together with 12% interest from October 4, 2007.  An additional $41,390 was added to the note during 2009. On November 6, 2009, the Company entered into an agreement with Baker Hughes setting forth a payment plan with respect to the debt, which calls for certain minimum monthly payments from service fee proceeds and an account receivable.  During the three months ended March 31, 2010, the Company paid $55,000 on the note payable.  The outstanding balance of this note was $152,110 as of March 31, 2010.  The principal balance is due in November 2010.

In November 2009, the Company was loaned $15,000 by a third party, non-interest bearing and due on January 31, 2010.  The loan was repaid in January of 2010.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.           SUBSEQUENT EVENTS

In April and May 2010, the Company sold to several accredited investors an aggregate of 39.145 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $391,450.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.

Pursuant to a consulting arrangement for human resources services, on April 1, 2010, the Company issued to the consultant warrants to purchase 10,000 shares of common stock, exercisable for five years at $0.05 per share.

Pursuant to a consulting agreement with Arista Capital Group, Inc., dated as of August 20, 2009 and as amended December 1, 2009, on the first of each month for April and May 2010, the Company issued to the consultant options to purchase 50,000 shares of common stock, exercisable for five years at prices ranging from $0.09 to $0.10 per share.

Pursuant to a consulting arrangement effective as of December 8, 2009, for consulting services on a monthly basis until up to December 8, 2010, on each of April 10, 2010 and May 10, 2010, the Company issued to the consultant stock options to purchase 50,000 common shares, exercisable for three years at prices ranging from $0.07 to $0.11 per share.

In April 2010, the Company issued to a consultant 30,848 common shares for financial and accounting services.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2009, and the related notes, included in our Annual Report on Form 10-K.

INTRODUCTORY NOTE

Operating Entities

Our business operations, prior to fiscal 2009, were conducted primarily through wholly-owned operating subsidiaries, Terra Insight Corporation through August 2008, and Terra Insight Services, Inc. since September 2008.

Our Operations and Plans

During fiscal 2009 and the current fiscal year, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources.  We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.

Our goal is to enter into services agreements whereby we provide our services, such as providing site location and depth locations, to natural resource exploration companies in exchange for service fees, with regard to a specific natural resource exploration property.

While we have oil exploration experience, we need substantial additional capital to conduct oil exploration activities alone.  We continue to seek joint ventures to assist in our operations, including examining, drilling, operating and financing such activities.  We will determine our plan for future leases we acquire based on our ability to fund such projects.

In the three months ended March 31, 2010, we provided analysis services to two customers pursuant to which we generated $84,975 in revenues.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.03 million at March 31, 2009.  As of March 31, 2010, we had cash of approximately $24,854.  These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $5.7 million in revenues since inception in 2005 through fiscal 2009; however, due to significant capital expenditures requisite for drilling and mining operations, our revenues from our service business has not been sufficient to support our operational expenses and proposed business activities.  Since inception through fiscal 2009, we have supported our operations primarily through the sale of preferred stock, common stock, and convertible debentures, and noncontrolling interests in drilling limited partnerships, including sales of common stock of $670,000 in fiscal 2009 and $520,000 in the three months ended March 31, 2010.

Our ability to continue as a going concern is dependent on our ability to obtain new capital and generate revenue from service operations. There can be no assurance that we will be successful in obtaining additional funding or, in the event it is successful, that the terms of such funding will be on terms advantageous to us.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2010, revenues from services decreased by $1,915,025 to $84,975 from $2,000,000 in the three months ended March 31, 2009.  During the three months ended March 31, 2010, we rendered mapping services pursuant to minor service contracts with two customers, whereas in the three months March 31, 2009 we had a significant contract with one customer.  Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The lack of significant revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee.  In addition, we were concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

We anticipate that, subject to global economic conditions and willingness of potential clients to expand capital on exploration activities, during the next twelve months, if we achieve our capital raising goals of focusing on fee for service work, we will be engaged in joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing we will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain participation interests in projects as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.  Until we negotiate and enter into definitive agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. Negotiations in connection with ownership or royalty positions often take longer than the negotiations for fee for service arrangements.

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

Cost of Revenues

Costs associated with revenue for the three months ended March 31, 2010 and 2009 were $3,768 and $1,355,000 respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 increased by $202,473, or 29%, to $891,317 from $688,844 in the three months ended March 31, 2009.  Operating expenses for the three months ended March 31, 2010 and 2009 as a percentage of revenue were approximately 1,000% and 34%, respectively.

Operating expenses for the three months ended March 31, 2010 consisted primarily of professional fees of approximately $103,878, employee salaries and benefits of approximately $187,547, consulting fees of $92,398, stock based compensation of $491,422, and travel expenses of approximately $17,898.  Operating expenses for the three months ended March 31, 2009 consisted primarily of professional fees of approximately $81,000, management salaries and benefits of approximately $529,526 (including $451,698 in stock based compensation), and travel expenses of approximately $39,000.  The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009 primarily due to a decrease in compensation expense.  Excluding compensation expense, our operating expenses increased during the three months ended March 31, 2010 in comparison to the three months ended March 31, 2009 because in the later part of fiscal 2009 we established a Moscow technology office and hired technical personnel, and we have been concentrating on seeking potential joint venture partners in exploiting our technology and related marketing and promotion activities, which increased our operating costs.  This has increased professional fees, employee salaries and benefits, consulting fees, stock based compensation, and travel expenses.

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

Interest Expense

In the three months ended March 31, 2010 and 2009, we had net interest expense of $3,962 and $0, respectively.  The increase in net interest expense is primarily due to an increase in interest expenses associated with loans.

Net Loss

The net losses for the three months ended March 31, 2010 and 2009 were $814,359 and $43,844, respectively.  The increase in net loss during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 principally resulted from increased compensation expenses, in addition to an increases in operating expenses.  For the three months ended March 31, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships.  During the three months ended March 31, 2010, our cash increased by $6,912.  Of the increase in cash, $337,402 was used in operating activities, $273 was used in investing activities and $344,587 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $337,402 for the three months ended March 31, 2010, as compared with deficit cash flows of $721,004 for the three months ended March 31, 2009.

For the three months ended March 31, 2010, cash flows from operating activities resulted in deficit cash flows of $337,402, primarily due to a net loss of $814,359, plus non-cash charges of $503,919, adjustments for an increase in prepaid expenses and other current assets of $8,204, an increase in accounts receivable of $56,854, an increase in accounts payable and accrued expenses of $38,455. The most significant drivers behind the decrease in our non-cash working capital were charges for stock based compensation of $491,422.

For the three months ended March 31, 2009, cash flows from operating activities resulted in deficit cash flows of primarily due to a net loss of $43,844, plus non-cash charges of $484,765, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $544,100, an increase in accounts payable and accrued expenses of $265,197, and a decrease in deferred revenues of $1,455,900. The most significant drivers behind the decrease in our non-cash working capital were charges for amortization of consulting fees of $20,598 and charges for stock options issued to employees of $451,698.

Investing Activities

Cash used for investing activities for the three months ended March 31, 2010 and 2009 was $273 and $0, respectively..

For the three months ended March 31, 2010, cash flows from investing activities resulted in a deficit of $273, due to the purchase of fixed assets.

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

Financing Activities

For the three months ended March 31, 2010, cash provided by financing activities was $344,587, consisting of $460,310 from the sales of units of common stock and warrants to several investors, and repayments of loans in the amount of $115,723.  For the three months ended March 31, 2009, cash provided by financing activities was $500,000, from the sales of common stock and warrants.

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

Our current business plan for fiscal 2010 calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects.  This business plan calls for our company to raise approximately $7.1 million in fiscal 2010.  If we are unable to raise such funding, we will not be able to act on our  business plan as we currently intend.  To the extent we raise a lesser amount, we will only be able to act on our business plan on a limited basis.

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

As of March 31, 2010, we had 20 employees (including employees of corporate subsidiaries), of which 7 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

There can be no assurance that we will be successful in obtaining such funding or, in the event we are successful, that the terms of such funding will be on terms advantageous to us.  Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing authorized shares of common or preferred stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. However, if we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this will have a material adverse effect on our business, results of operations, liquidity and financial condition, and we will have to delay our planned or proposed operations and development and continue to conduct activities on a limited scale.

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

To improve our liquidity, our management has been actively pursuing additional financing through discussions with investment bankers, venture capital firms and private investors. There can be no assurance that we will be successful in our efforts to secure additional financing.

In fiscal 2009 and in the current fiscal year, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing.  We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate success rates which are better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and PFO concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to deficiencies in the staffing of our financial accounting department.

(b)   Changes in Internal Controls Over Financial Reporting

There were no changes that occurred during the quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Each of the issuances and sales of securities described below was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. No advertising or general solicitation was employed in offering the securities. Each purchaser is a sophisticated investor (as described in Rule 506(b)(2)(ii) of Regulation D) or an accredited investor (as defined in Rule 501 of Regulation D), and each received adequate information about the Company or had access to such information, through employment or other relationships, to such information.

In April and May 2010, the Company sold to several accredited investors an aggregate of 39.145 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $391,450.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

Pursuant to a consulting arrangement with Paramount Recruiting Inc. for human resources services, on April 1, 2010, the Company issued to the consultant warrants to purchase 10,000 shares of common stock, exercisable for five years at $0.05 per share.

Pursuant to a consulting arrangement entered on October 22, 2009, on April 1, 2010, the Company issued to the consultant 30,848 common shares for financial and accounting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit	Description
10.1+	Form of Stock Options (incorporated by reference to Exhibit 10.13 of Form 10-K filed on April 14, 2010)
10.2+	Form of Stock Appreciation Rights (incorporated by reference to Exhibit 10.14 of Form 10-K filed on April 14, 2010)
10.3	Form of 2010 Subscription Agreement(incorporated by reference to Exhibit 10.24 of Form 10-K filed on April 14, 2010)
10.4	Form of Subscription Agreement for Units(incorporated by reference to Exhibit 10.25 of Form 10-K filed on April 14, 2010)
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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: May 14, 2010	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer