Form 10-Q
period 2010-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2010-08-23
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

As of August 18, 2010, we had 123,043,197 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$20,996	$17,942
Accounts Receivable, net	52,560	5,706
Prepaid Expenses and Other Current Assets	450	112
TOTAL CURRENT ASSETS	74,006	23,760

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $31,446 and $18,951, respectively	48,874	60,259
Other Assets	3,692	3,164
TOTAL OTHER ASSETS	52,566	63,423

TOTAL ASSETS	$126,572	$87,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$560,703	$591,493
Stock-Based Liability	79,585	–
Promissory Notes Payable	347,400	222,110
Loans Payable - Related Parties	105,765	386,265
Deferred Income	10,795	–
TOTAL CURRENT LIABILITIES	1,104,248	1,199,868

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000; No Shares Issued or Outstanding	–	–
Common Stock; $.0001 Par Value Shares Authorized 250,000,000 Shares Issued and Outstanding: 121,745,797 and 102,943,338 at June 30, 2010 and December 31, 2009, respectively	12,175	10,295
Additional Paid In Capital	23,668,062	22,541,820
Accumulated Deficit	(24,657,913)	(23,664,800)
TOTAL SHAREHOLDERS’ DEFICIT	(977,676)	(1,112,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$126,572	$87,183

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Ended June 30, 2010	Three Month Ended June 30, 2009 (Restated)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009 (Restated)

REVENUES	$80,000	$–	$164,975	$2,000,000

COST OF REVENUES	40,350	–	44,118	1,355,000

GROSS PROFIT	39,650	–	120,857	645,000

OPERATING EXPENSES

Compensation Expense	81,134	128,106	651,389	600,402
Selling, General and Administrative	135,794	375,400	456,856	591,948
TOTAL OPERATING EXPENSES	216,928	503,506	1,108,245	1,192,350

OPERATING LOSS	(177,278)	(503,506)	(987,388)	(547,350)

OTHER INCOME (EXPENSE):

Interest Expense	(2,538)	(3,230)	(6,856)	(3,230)
Interest Income	–	–	–	–
Other Income	1,062	320	1,131	320
TOTAL OTHER EXPENSE	(1,476)	(2,910)	(5,725)	(2,910)

NET LOSS	$(178,754)	$(506,416)	$(993,113)	$(550,260)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	119,860,270	94,123,723	113,972,730	77,306,681

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009 (Restated)

NET LOSS	$(993,113)	$(550,260)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Non Cash Items:
Depreciation	12,495	23,864
Stock Based Compensation	310,812	578,000
Stock for Services	9,000	43,000
Changes in operating assets and liabilities:
Accounts Receivable	(46,854)	(544,105)
Deferred Costs	–	600,000
Prepaid Expenses and Other Current Assets	(866)	–
Other Assets	–	(76,161)
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	(30,790)	213,012
Stock-Based Liability	79,585	–
Deferred Income	10,795	(1,455,900)

NET CASH USED IN OPERATING ACTIVITES	(648,936)	(1,168,550)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,110)	–

NET CASH FROM FINANCING ACTIVITIES:

Issuance of Common Stock for cash, net of offering costs	808,310	500,000
Repayments to Third Parties	(110,000)	–
Repayments to Related Parties	(45,210)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	653,100	500,000

NET CHANGE IN CASH	3,054	(668,550)

CASH - BEGINNING OF YEAR	17,942	700,001

CASH – END OF PERIOD	$20,996	$31,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$6,856	$–
Cash paid for income taxes	$–	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2009, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 14, 2010.

2.             GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at June 30, 2010.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

3.             SALES OF COMMON STOCK

In the three months ended March 31, 2010, the Company sold 52 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $520,000.  In connection with the sale of 46 units, the Company paid the placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares for each unit sold.

During the three months ended March 31, 2010, the Company paid $59,690 in offering costs in connection with the transactions.

In the three months ended June 30, 2010, the Company sold 41.045 units of the Company’s securities, as previously described, for gross proceeds of $410,450, and with the same placement agent fees of 8% of the purchase price and warrants for 10,000 shares for each unit sold.

During the three months ended June 30, 2010, the Company paid $62,450 in offering costs in connection with the transactions.

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

	March 31, 2010	June 30, 2010
Risk-free rate	1.24%	1.24%
Dividend yield	0.00%	0.00%
Volatility factor	258%-265%	259%-265%
Expected term	3-5 years	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of June 30, 2010, the options and warrants outstanding had an intrinsic value of $650.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2009	98,265,000	$0.09
Granted	13,795,000	0.06
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at March 31, 2010	112,060,000	$0.08
Granted	9,218,450	0.05
Exercised	–	–
Cancelled/forfeited	(1,500,000)	(0.34)
Balance outstanding at June 30, 2010	119,778,450	$0.08

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at June 30, 2010 and 2009 were in the following exercise price ranges:

	At June 30, 2010
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.04	100,000	3.4	$0.03	100,000	$0.03
$0.05 – 0.10	99,163,450	2.7	$0.06	99,163,450	$0.06
$0.11 – 0.15	50,000	2.8	$0.11	50,000	$0.11
$0.16 – 0.20	10,000,000	2.0	$0.16	10,000,000	$0.16
$0.21 – 0.49	10,450,000	2.2	$0.22	10,450,000	$0.22
$0.50 – 0.80	15,000	0.7	$0.50	15,000	$0.50
	119,778,450	2.6	$0.08	119,778,450	$0.08

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to employees an aggregate of 2,250,000 stock options, exercisable for five years at $0.10 per share.  The stock options were fully vested at the grant date and have a combined value of $201,737 and were fully expensed.

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights and the associated liability is included in accounts payable.  As of June 30, 2010, the rights have a combined value of $79,585.

Consultants

In the three months ended March 31, 2010, the Company issued to a consultant 162,611 common shares valued at $6,000 for financial and accounting services.

In the three months ended March 31, 2010, the Company granted to consultants stock options and warrants to purchase an aggregate of 1,145,000 common shares with a total value of $99,249.  The stock options and warrants were fully vested at the grant date and were fully expensed with the exception of 545,000 warrants issued  as offering costs with a total value of $50,972.

In the three months ended March 31, 2010, the Company amortized $11,115 of stock based compensation related to stock options issued to an officer in a prior year.

In the three months ended June 30, 2010, the Company issued to a consultant 30,848 common shares valued at $3,000 for financial and accounting services.

In the three months ended June 30, 2010, the Company granted to consultants stock options and warrants to purchase an aggregate of 1,009,450 common shares with a total value of $64,003.  The stock options and warrants were fully vested at the grant date and were fully expensed with the exception of 395,450 warrants issued as offering costs with a total value $18,024.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the three months ended June 30, 2010, the Company fully amortized $3,704 of stock based compensation related to stock options issued to an officer in a prior year.

5.             RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company repaid $45,210 to two officers for advances made in prior years.

6.             RESTATEMENT
In the Company’s previously filed 10-Q for the three and six months ended June 30, 2009, stock based compensation expense related to the amortization of options and warrants of $2,396,793 was reported.  It was discovered during the audit of the December 31, 2009 financial statements that compensation expense was overstated by $1,818,793 for the six months ended June 30, 2009 due to errors in certain stock option valuations.  As a result, compensation expense and accordingly the Company’s net loss have been reduced by this amount in the accompanying consolidated statement of operations for the three and six months ended June 30, 2009.  As a result of the restatement net loss per common share for the six months ended June 30, 2010 reduced to $0.01 from $0.03 previously reported.

7.             PROMISSORY NOTES PAYABLE

In March 2008, the Company settled a lawsuit with Baker Hughes Oilfield Operations Inc.  Pursuant to the terms of settlement, 1,000,000 common shares were returned and cancelled in exchange for a promissory note due July 31, 2009 for $178,920 together with 12% interest from October 4, 2007.  An additional $41,390 was added to the note during 2009. On November 6, 2009, the Company entered into an agreement with Baker Hughes setting forth a payment plan with respect to the debt, which calls for certain minimum monthly payments from service fee proceeds and an account receivable.  During the three and six months ended June 30, 2010, the Company paid $55,000 and $40,000, respectively, on the note payable.  The outstanding balance of this note was $112,110 as of June 30, 2010.  Any remaining principal balance is due in November 2010.

In November 2009, the Company was loaned $15,000 by a third party, non-interest bearing and due on January 31, 2010.  The loan was repaid in January 2010.

8.             SUBSEQUENT EVENTS

Pursuant to a consulting arrangement effective as of December 8, 2009, in July and August 2010 the Company issued to a consultant stock options to purchase an aggregate of 100,000 common shares, exercisable for three years at prices ranging from $0.047 to $0.09 per share.

Pursuant to an agreement for consultant services dated as of June 1, 2010, in July 2010, the Company issued to a consultant stock options to purchase 49,500 common shares, exercisable for five years at $0.04 per share.

Pursuant to an agreement for consultant services, effective as of June 1, 2010, in July and August 2010, the Company issued to the consultant stock options to purchase an aggregate of 4,000 common shares, exercisable for five years at prices ranging from $0.04 to 0.06 per share.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 19, 2010, the Company sold to an accredited investor 1.487 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $14,870.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

On August 6, 2010, in connection with a prospective financing arrangement, the Company issued 500,000 common shares in payment of a due diligence fee.

On August 6, 2010, in connection with an analysis services project, the Company issued to three consultants options to purchase an aggregate of 600,000 common shares, exercisable for three years at $0.05 per share.

On July 1, 2010, the Company entered into a consulting agreement with Arista Capital Group, LLC for services for a period of one year.  Pursuant to the consulting agreement, the consultant is entitled to, on a monthly basis, options to purchase 49,500 common shares, exercisable for five years and with an exercise price equal to the closing price on the last trading day prior to issuance.  In July and August 2010, the Company issued an aggregate of 99,000 options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.

On August 1, 2010, the Company issued 200,000 shares pursuant to a consulting agreement, dated as of July 27, 2010, for business consulting services for a term ending on December 31, 2010.  Under the consulting agreement, the consultant is entitled to 200,000 common shares, on a monthly basis, unless the agreement is terminated earlier.

On August 10, 2010, the Company issued 300,000 shares pursuant to a consulting agreement, dated as of August 10, 2010, for business consulting services.  The term is for a one month period, and may be extended on a month to month basis.  Under the consulting agreement, the consultant is entitled to 300,000 common shares for each month of services.

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

In the six months ended June 30, 2010, we provided analysis services to three customers pursuant to which we generated $164,975 in revenues.

Current Status of Operations

We have incurred large operating losses and have a working capital deficit of approximately $1.18 million at June 30, 2010.  As of June 30, 2010, we had cash of approximately $20,996.  These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $5.7 million in revenues since inception in 2005 through fiscal 2009; however, due to significant capital expenditures requisite for drilling and mining operations, our revenues from our service business has not been sufficient to support our operational expenses and proposed business activities.  Since inception through fiscal 2009, we have supported our operations primarily through the sale of preferred stock, common stock, and convertible debentures, and noncontrolling interests in drilling limited partnerships, including sales of common stock of $670,000 in fiscal 2009 and $930,450 in the six months ended June 30, 2010.

Our ability to continue as a going concern is dependent on our ability to obtain new capital and generate revenue from service operations. There can be no assurance that we will be successful in obtaining additional funding or, in the event we are successful in obtaining additional funding, that the terms of such funding will be on terms advantageous to us.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2010, revenues from services increased to $80,000 from $0 in the three months ended June 30, 2009.  For the six months ended June 30, 2010, revenues from services decreased by $1,835,025 to $164,975 from $2,000,000 in the six months ended June 30, 2009.  During the three and six months ended June 30, 2010, we rendered mapping services pursuant to minor service contracts with one and two customers, respectively, whereas we did not complete a service contract in the three months ended June 30, 2009 and had a significant service contract with one customer that was completed in the six months ended June 30, 2009.

Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The lack of significant revenue during the three and six months ended June 30, 2010 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee, as well as in the first quarter of 2009, we were engaged in one significant services contract during that period.  In addition, we were concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the three months ended June 30, 2010 and 2009 were $40,350 and $0, respectively.  Costs associated with revenue for the six months ended June 30, 2010 and 2009 were $44,118 and $1,355,000, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 decreased by $286,578, or 57%, to $216,928 from $503,506 in the three months ended June 30, 2009.  Operating expenses for the three months ended June 30, 2010 as a percentage of revenue were approximately 271%.

Operating expenses for the six months ended June 30, 2010 decreased by $84,105, or 17%, to $1,108,245 from $1,192,350 in the six months ended June 30, 2009.  Operating expenses for the six months ended June 30, 2010 and 2009 as a percentage of revenue were approximately 672% and 60%, respectively.

Operating expenses for the three months ended June 30, 2010 consisted primarily of professional and consulting fees of approximately $53,514, employee salaries and stock based compensation of approximately $165,937, stock based compensation decreased by $84,803 due to the revaluation of the stock appreciation rights at period end, and travel expenses of approximately $32,173.  Operating expenses for the three months ended June 30, 2009 consisted primarily of professional and consulting fees of approximately $195,207, employee salaries and stock based compensation of approximately $126,302, and travel expenses of approximately $12,634.  The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 primarily due to a decrease in compensation expense.  Excluding compensation expense, our operating expenses decreased during the three months ended June 30, 2010 in comparison to the three months ended June 30, 2009 because we have been concentrating on seeking services contracts with prospective clients and potential joint venture partners in exploiting our technology, which decreased our operating costs.  This has decreased professional fees and consulting fees, offset by an increase in travel expenses.

Operating expenses for the six months ended June 30, 2010 consisted primarily of professional and consulting fees of approximately $279,790, employee salaries and benefits of approximately $344,018, stock based compensation of approximately $307,371, rent expenses of $43,700, and travel expenses of approximately $50,070.  Operating expenses for the six months ended June 30, 2009 consisted primarily of professional fees of approximately $181,811, employee salaries and benefits of approximately $274,941, stock based compensation of approximately $578,000, and travel expenses of approximately $25,334.

Operating expenses during the six months ended June 30, 2010 decreased in comparison to the six months ended June 30, 2009 primarily due to a decrease in stock based compensation, as we have focused primarily on raising additional capital in the first half of fiscal 2010 and on the development of projects.

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

Interest Expense

In the three months ended June 30, 2010 and 2009, we had net interest expense of $2,538 and $3,230, respectively.  In the six months ended June 30, 2010 and 2009, we had net interest expense of $6,856 and $3,230, respectively.  The increase in net interest expense is primarily due to an increase in interest expenses associated with loans.

Net Loss

The net losses for the three months ended June 30, 2010 and 2009 were $178,754 and $506,406 respectively.  The decrease in net loss during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 principally resulted from decreased compensation expenses, in addition to a decreases in operating expenses.  For the three months ended June 30, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.00 and $0.01, respectively.

The net losses for the six months ended June 30, 2010 and 2009 were $993,113 and $550,260, respectively.  The increase in net loss during the six months ended June 30, 2010 compared to the same period in 2009 principally resulted from a decrease in revenue generating activity during the first two quarters of 2010 in combination with an increase in stock compensation expenses.  For the six month ended June 30, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, and sales of noncontrolling interests in limited partnerships.  During the six months ended June 30, 2010, our cash increased by $3,054.  Of the increase in cash, $648,936 was used in operating activities, $1,110 was used in investing activities, and $653,100 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $648,936 for the six months ended June 30, 2009, as compared with deficit cash flows of $1,168,550 for the six months ended June 30, 2009.

For the six months ended June 30, 2010, cash flows from operating activities resulted in deficit cash flows of $648,936, primarily due to a net loss of $993,113 plus non-cash charges of $21,495, adjustments for an increase in prepaid expenses and other current assets of $866, an increase in accounts receivable of $46,854, an increase in accounts payable and accrued expenses of $37,790. The most significant drivers behind the decrease in our non-cash working capital were charges for stock based compensation of $310,812.

For the six months ended June 30, 2009, cash flows from operating activities resulted in deficit cash flows of primarily due to a net loss of $550,260, plus non-cash charges of $66,864, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $544,105, an increase in accounts payable and accrued expenses of $213,012, and a decrease in deferred revenues of $1,455,900. The most significant drivers behind the decrease in our non-cash working capital were charges for stock based compensation of $578,000.

Investing Activities

Cash used for investing activities for the six months ended June 30, 2010 and 2009 was $1,110 and $0, respectively..

For the six months ended June 30, 2010, cash flows from investing activities resulted in a deficit of $1,110, due to the purchase of fixed assets.

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

Financing Activities

For the six months ended June 30, 2010, cash provided by financing activities was $653,100, consisting of $808,310 from the sales of units of common stock and warrants to several investors, and repayments of loans in the amount of $155,210.  For the six months ended June 30, 2009, cash provided by financing activities was $500,000, from the sales of common stock and warrants to three investors.

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

As of June 30, 2010, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and PFO concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to deficiencies in the staffing of our financial accounting department.

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

On April 1, 2010, pursuant to a consulting arrangement entered on October 22, 2009, the Company issued to a consultant 30,848 common shares for financial and accounting services.

On April 1, 2010, pursuant to a consulting arrangement with Paramount Recruiting Inc. for human resources services, the Company issued to the consultant warrants to purchase 10,000 shares of common stock, exercisable for five years at $0.05 per share.

In the three months ended June 30, 2010, the Company sold to several accredited investors an aggregate of 41.045 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $410,450.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

In the three months ended June 30, 2010, pursuant to a consulting agreement with Outrigger Investments, Inc., dated as of August 20, 2009 and as amended December 1, 2009, the Company issued to the consultant options to purchase an aggregate of 150,000 shares of common stock, exercisable for five years at prices ranging from $0.07 to $0.10 per share.

In the three months ended June 30, 2010, pursuant to a consulting arrangement with Ivan Railyan effective as of December 8, 2009, the Company issued to the consultant options to purchase an aggregate of 150,000 shares of common stock, exercisable for three years at prices ranging from $0.055 to $0.11 per share.  Under the consulting arrangement, on a monthly basis for services through December 8, 2010, the consultant is entitled to options to purchase 50,000 shares of common stock, exercisable for three years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.

On June 1, 2010, the Company entered into an agreement for consulting services.  Pursuant to the consulting agreement, in June 2010, the Company issued to the consultant stock options to purchase 298,000 common shares, exercisable for five years at $0.07 per share, and in July 2010, the Company issued to the consultant stock options to purchase 49,500 common stock, exercisable for five years at $0.04 per share.

On June 1, 2010, the Company entered into an agreement for consulting services.  Pursuant to the consulting agreement, in June 2010, the Company issued to the consultant stock options to purchase 6,000 common shares, exercisable for five years at $0.07 per share.  Pursuant to the consulting agreement, in July and August 2010, the Company issued to the consultant stock options to purchase an aggregate of 4,000 common shares, exercisable for five years at prices ranging from $0.04 to 0.06 per share.  Additional options to purchase 2,000 common stock is to be issued on September 1, 2010, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.

On July 1, 2010, the Company entered into a consulting agreement with Arista Capital Group, LLC for services for a period of one year.  Pursuant to the consulting agreement, the consultant is entitled to, on a monthly basis, options to purchase 49,500 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  In July and August 2010, the Company issued an aggregate of 99,000 options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.

On July 19, 2010, the Company sold to an accredited investor 1.487 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $14,870.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

On August 1, 2010, the Company issued 200,000 shares pursuant to a consulting agreement, dated as of July 27, 2010, for business consulting services for a term ending on December 31, 2010.  Under the consulting agreement, the consultant is entitled to 200,000 shares of common stock, on a monthly basis, unless the agreement is earlier terminated.

On August 6, 2010, in connection with a prospective financing arrangement, the Company issued 500,000 shares of common stock in payment of a due diligence fee.

On August 6, 2010, in connection with an analysis services project, the Company issued to three consultants options to purchase an aggregate of 600,000 shares of common stock, exercisable for three years at $0.05 per share.

On August 10, 2010, the Company issued 300,000 shares pursuant to a consulting agreement, dated as of August 10, 2010, for business consulting services.  The term is for a one month period, and may be extended on a month to month basis.  Under the consulting agreement, the consultant is entitled to 300,000 shares of common stock for each month of services.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 23, 2010	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 23, 2010	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer