Form 10-Q
period 2010-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2010-11-23
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 18, 2010, we had 125,881,197 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$649,065	$17,942
Accounts Receivable, net	72,585	5,706
Prepaid Expenses and Other Current Assets	–	112
TOTAL CURRENT ASSETS	721,650	23,760

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $31,754 and $18,951, respectively	48,774	60,259
Other Assets	3,384	3,164
TOTAL OTHER ASSETS	52,158	63,423

TOTAL ASSETS	$773,808	$87,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$674,258	$591,493
Stock-Based Liability	118,748	–
Accrued Liability	1,285	–
Promissory Notes Payable	846,707	222,110
Loans Payable - Related Parties	110,765	386,265
Deferred Income	230,000	–
TOTAL CURRENT LIABILITIES	1,981,763	1,199,868

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000; No Shares Issued or Outstanding	–	–
Common Stock; $.0001 Par Value Shares Authorized 250,000,000 Shares Issued and Outstanding: 124,293,197 and 102,943,338 at September 30, 2010 and December 31, 2009, respectively	12,430	10,295
Additional Paid In Capital	24,038,062	22,541,820
Accumulated Deficit	(25,258,447)	(23,664,800)
TOTAL SHAREHOLDERS’ DEFICIT	(1,207,955)	(1,112,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$773,808	$87,183

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Ended September 30, 2010	Three Month Ended September 30, 2009 (Restated)	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009 (Restated)

REVENUES	$101,957	$54,704	$266,932	$2,054,704

COST OF REVENUES	57,206	–	186,939	1,355,000

GROSS PROFIT	44,751	54,704	79,993	699,704

OPERATING EXPENSES

Compensation Expense	166,168	22,660	731,942	623,062
Selling, General and Administrative	423,347	406,850	880,203	998,798
TOTAL OPERATING EXPENSES	589,515	429,510	1,612,145	1,621,860

OPERATING LOSS	(544,764)	(374,806)	(1,532,152)	(922,156)

OTHER INCOME (EXPENSE):

Interest Expense	(62,977)	(4,860)	(69,833)	(8,090)
Other Income	7,207	–	8,338	320
TOTAL OTHER EXPENSE	(55,770)	(4,860)	(61,495)	(7,770)

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY INTEREST	(600,534)	(379,666)	(1,593,647)	(929,926)

PROVISION FOR INCOME TAXES	–	18,239	–	18,239
MINORITY INTEREST	–	7,466	–	7,466

NET LOSS	$(600,534)	$(353,961)	$(1,593,647)	$(904,221)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	123,001,886	95,052,903	117,024,854	83,287,093

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009 (Restated)

NET LOSS	$(1,593,647)	$(904,221)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Non Cash Items:
Minority Interest	–	(7,466)
Depreciation	12,486	35,351
Stock Based Compensation	534,533	–
Stock for Services	98,000	153,000
Amortization of Debt Discount	59,557	–
Amortization of Deferred Compensation	–	600,660
Changes in operating assets and liabilities:
Accounts Receivable	(66,879)	(572,364)
Deferred Costs	–	600,000
Prepaid Expenses and Other Current Assets	(108)	(1,636)
Other Assets	–	42,551
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued Expenses	314,050	328,076
Stock-Based Liability	118,748	–
Deferred Income	–	(1,455,900)

NET CASH USED IN OPERATING ACTIVITES	(523,260)	(1,181,949)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,001)	(1,052)

NET CASH FROM FINANCING ACTIVITIES:

Issuance of Common Stock for cash, net of offering costs	815,594	600,000
Loans from Third Parties	660,000	–
Principal Repayments to Third Parties	(280,000)	–
Repayments to Related Parties	(40,210)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,155,384	600,000

NET CHANGE IN CASH	631,123	(583,001)

CASH - BEGINNING OF YEAR	17,942	700,001

CASH – END OF PERIOD	$649,065	$117,000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$30,000	$–
Cash paid for income taxes	$–	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheet of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and Subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2009, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed on April 14, 2010.  Certain prior period amounts have been reclassified to conform with current period presentation.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at September 30, 2010.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

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

In the three months ended September 30, 2010, the Company sold 2.487 units of the Company’s securities, as previously described, for gross proceeds of $24,870, and with the same placement agent fees of 8% of the purchase price and warrants for 10,000 shares for each unit sold.

During the three months ended March 31, 2010, June 30, 2010 and September 30, 2010, the Company paid $59,690, $62,450 and $17,586, respectively, in offering costs in connection with the transactions.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           STOCK BASED COMPENSATION

In accordance with the standard “Share-Based Payment,” rules codified within ASC 718, the Company has accounted for its employee stock options and other stock options issued to outside consultants under the “modified prospective“ method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of the standard for all share-based payments granted after the effective date and (b) based on the requirements of the standard for all awards granted to employees prior to the effective date of the standard that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

	March 31, 2010	June 30, 2010	September 30, 2010
Risk-free rate	1.24%	1.24%	1.24%
Dividend yield	0.00%	0.00%	0.00%
Volatility factor	258%-265%	259%-265%	263%-268%
Expected term	3-5 years	3-5 years	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of September 30, 2010, the options and warrants outstanding had an intrinsic value of $918,887.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2009	98,265,000	$0.09
Granted	13,795,000	0.06
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at March 31, 2010	112,060,000	$0.08
Granted	9,218,450	0.05
Exercised	–	–
Cancelled/forfeited	(1,500,000)	(0.34)
Balance outstanding at June 30, 2010	119,778,450	$0.08
Granted	4,976,270	0.05
Exercised	–	–
Cancelled/forfeited	–	–
Balance outstanding at September 30, 2010	124,754,720	$0.08

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at September 30, 2010 were in the following exercise price ranges:

	At September 30, 2010
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.047	251,000	3.7	$0.04	251,000	$0.04
$0.05 – 0.10	103,988,720	2.5	$0.06	103,988,720	$0.06
$0.11 – 0.15	50,000	2.5	$0.11	50,000	$0.11
$0.16 – 0.20	10,000,000	1.8	$0.16	10,000,000	$0.16
$0.21 – 0.49	10,450,000	1.9	$0.22	10,450,000	$0.22
$0.50 – 0.80	15,000	0.4	$0.50	15,000	$0.50
	124,754,720	2.5	$0.08	124,754,720	$0.08

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to employees an aggregate of 2,250,000 stock options, exercisable for five years at $0.10 per share.  The stock options were fully vested at the grant date and have a combined value of $201,737 and were fully expensed.

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights and the associated liability is included in accounts payable.  As of September 30, 2010, the rights have a combined value of $118,748.

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

In the three months ended September 30, 2010, the Company issued to consultants 1,300,000 common shares valued at $25,135 for financial and business services.

In the three months ended September 30, 2010, the Company granted to consultants stock options and warrants to purchase an aggregate of 4,478,870 common shares with a total value of $212,846.  The stock options and warrants were fully vested at the grant date and were fully expensed with the exception of 24,870 warrants issued as offering costs with a total value $1,465.

In the three months ended September 30, 2010, the Company fully amortized $3,704 of stock based compensation related to stock options issued to an officer in a prior year.

5.           RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company repaid $40,210 to two officers for advances made in prior years.

6.	RESTATEMENT

In the Company’s previously filed 10-Q for the three and nine months ended September 30, 2009, stock based compensation expense related to the amortization of options and warrants of $2,396,793 was reported.  It was discovered during the audit of the December 31, 2009 financial statements that compensation expense was overstated by $1,796,133 for the nine months ended September 30, 2009 due to errors in certain stock option valuations.  As a result, compensation expense and accordingly the Company’s net loss have been reduced by this amount in the accompanying consolidated statement of operations for the three and nine months ended September 30, 2009.  As a result of the restatement net loss per common share for the nine months ended September 30, 2010 reduced to $0.01 from $0.03 previously reported.

7.           PROMISSORY NOTES PAYABLE

In March 2008, the Company settled a lawsuit with Baker Hughes Oilfield Operations Inc.  Pursuant to the terms of settlement, 1,000,000 common shares were returned and cancelled in exchange for a promissory note due July 31, 2009 for $178,920 together with 12% interest from October 4, 2007.  An additional $41,390 was added to the note during 2009. On November 6, 2009, the Company entered into an agreement with Baker Hughes setting forth a payment plan with respect to the debt, which calls for certain minimum monthly payments from service fee proceeds and an account receivable.  During the three ended March 31, 2010, June 30, 2010, and September 30, 2010, the Company paid $55,000, $40,000, and $80,000, respectively, on the note payable.  The outstanding balance of this note was $32,110 as of September 30, 2010.  Any remaining principal balance is due in November 2010.

In November 2009, the Company was loaned $15,000 by a third party, non-interest bearing and due on January 31, 2010.  The loan was repaid in January 2010.

In August 2010, the Company was loaned $600,000 by a third party, non-interest bearing and due in 65 days. The Company issued 600,000 shares to the lender and agreed to pay a $25,000 fee, due within eight weeks of the maturity date.  The fair value of the stock issued and the $25,000 fee was recorded as a debt discount on the note and is being amortized throughout the term of the note.  As of September 30, 2010, $20,307 has been amortized to interest expense.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2010, the Company was loaned $60,000 by a third party, non-interest bearing and due on December 31, 2010. The Company issued 150,000 shares to the lender and agreed to pay a $30,000 fee, payable in $10,000 installments in each of September, October and November 2010.  The fair value of the stock issued and the $30,000 fee was recorded as a debt discount on the note and was amortized throughout the term of the note.  As of September 30, 2010, the entire amount, $38,250 has been amortized to interest expense.

8.           SUBSEQUENT EVENTS

In October and November 2010, the Company sold to several accredited investors an aggregate of 7.94 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $79,400.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

Pursuant to a consulting arrangement effective as of December 8, 2009, in October and November 2010, the Company issued to a consultant stock options to purchase an aggregate of 100,000 common shares, exercisable for three years at $0.05 per share.

Pursuant to an agreement for consulting services, effective as of June 1, 2010, in October and November 2010, the Company issued to the consultant stock options to purchase an aggregate of 4,000 common shares, exercisable for five years at prices ranging from $0.05 to 0.06 per share.

Pursuant to an agreement for consulting services, effective as of July 1, 2010, in October and November 2010, the Company issued to the consultant an aggregate of 98,000 options, exercisable for five years at prices ranging from $0.05 to $0.06 per share.

Pursuant to an agreement for consulting services, effective as of August 10, 2010, in September 2010, the Company issued to the consultant 300,000 common shares.

Pursuant to an agreement for consulting services, dated as of September 2, 2010, in October 2010, the Company issued to the consultant 100,000 options, exercisable for five years at $0.04 per share.

On October 15, 2010, the Company issued 300,000 options to a consultant, exercisable for five years at $0.04 per share.

On October 27, 2009, the Company granted stock options, exercisable for five years at $0.03 per share, to several employees and a consultant, as follows:  Alexandre Agaian, President, 5,000,000 options; Dmitry Vilbaum, Chief Executive Officer, 5,000,000 options; Susan Fox, 100,000 options; Kenneth Oh, 500,000 options, and Dan Brecher, 500,000 options.

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

In the nine months ended September 30, 2010, we provided analysis services to four customers pursuant to which we generated $266,932 in revenues.

Current Status of Operations

We have incurred large operating losses and have a working capital deficit of approximately $1.26 million at September 30, 2010.  These factors raise substantial doubt about our ability to continue as a going concern.

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

We generated approximately $5.7 million in revenues since inception in 2005 through fiscal 2009; however, due to significant capital expenditures requisite for drilling and mining operations, our revenues from our service business has not been sufficient to support our operational expenses and proposed business activities.  Since inception through September 30, 2010, we have supported our operations primarily through the sale of preferred stock, common stock, and convertible debentures, and noncontrolling interests in drilling limited partnerships, including sales of common stock of $670,000 in fiscal 2009 and $955,320 in the nine months ended September 30, 2010.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2010, revenues from services increased to $101,957 from $54,704 in the three months ended September 30, 2009.  For the nine months ended September 30, 2010, revenues from services decreased by $1,787,772 to $266,932 from $2,054,704 in the nine months ended September 30, 2009.  We rendered mapping services pursuant to minor service contracts with one and four customers during the three and nine months ended September 30, 2010, respectively.  We rendered mapping services pursuant to minor service contracts with two customers during the three and nine months ended September 30, 2009.

Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The lack of significant revenue during the three and nine months ended September 30, 2010 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee, while we were engaged in one significant services contract in the first quarter of 2009.  In addition, in 2010, we were concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the three months ended September 30, 2010 and 2009 were $57,206 and $0, respectively.  Costs associated with revenue for the nine months ended September 30, 2010 and 2009 were $186,939 and $1,355,000, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 increased by $160,005, or 37%, to $589,515 from $429,510 in the three months ended September 30, 2009.  Operating expenses for the three months ended September 30, 2010 as a percentage of revenue were approximately 578%.

Operating expenses for the nine months ended September 30, 2010 decreased by $9,715, or 1%, to $1,612,145 from $1,621,860 in the nine months ended September 30, 2009.  Operating expenses for the nine months ended September 30, 2010 and 2009 as a percentage of revenue were approximately 604% and 79%, respectively.

Operating expenses for the three months ended September 30, 2010 consisted primarily of professional and consulting fees of approximately $357,036, employee salaries and benefits of approximately $166,168, stock based compensation increase of $50,038 due partially to the revaluation of the stock appreciation rights at period end, rent expense of $7,500, and travel expenses of approximately $16,543.  Operating expenses for the three months ended September 30, 2009 consisted primarily of professional fees of approximately $30,000, management salaries and benefits of approximately $120,545, travel expenses of approximately $13,037, and stock based compensation of approximately $110,000. The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses increased during the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009 primarily due to an increase in compensation expense.  Excluding compensation expense, our operating expenses increased during the three months ended September 30, 2010 in comparison to the three months ended September 30, 2009 due to an increase in professional and consulting fees and travel expenses associated with the development and servicing of projects.

Operating expenses for the nine months ended September 30, 2010 consisted primarily of professional and consulting fees of approximately $615,977, employee salaries and benefits of approximately $731,942, stock based compensation of approximately $357,409, rent expenses of $51,200, and travel expenses of approximately $66,615.  Operating expenses for the nine months ended September 30, 2009 consisted primarily of professional fees of approximately $211,811, management salaries and benefits of approximately $395,486, and travel expenses of approximately $34,665, and stock based compensation of approximately $534,533.

Operating expenses during the nine months ended June 30, 2010 decreased in comparison to the nine months ended June 30, 2009 primarily due to a decrease in operating expenses, offset by an increase in compensation expenses.

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

Interest Expense

In the three months ended September 30, 2010 and 2009, we had net interest expense of $62,977 and $4,860, respectively.  In the nine months ended September 30, 2010 and 2009, we had net interest expense of $69,833 and $8,090, respectively.  The increase in net interest expense is primarily due to an increase in interest expenses associated with loans.

Net Loss

The net losses for the three months ended September 30, 2010 and 2009 were $600,534 and $353,961, respectively.  The increase in net loss during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 principally resulted from increased compensation expenses, in addition to an increase in operating expenses, and increased interest expenses.  For the three months ended September 30, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.00 and $0.00, respectively.

The net losses for the nine months ended September 30, 2010 and 2009 were $1,593,647 and $904,221, respectively.  The increase in net loss during the nine months ended September 30, 2010 compared to the same period in 2009 principally resulted from an increase in an increase in stock compensation expenses and in interest expenses.  For the nine month ended September 30, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, short-term loans, and sales of noncontrolling interests in limited partnerships.  During the nine months ended September 30, 2010, our cash increased by $631,123.  Of the increase in cash, $523,260 was used in operating activities, $1,001 was used in investing activities, and $1,155,384 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $523,260 for the nine months ended September 30, 2010, as compared with deficit cash flows of $1,181,949 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2010, cash flows from operating activities resulted in deficit cash flows of $523,260, primarily due to a net loss of $1,593,647 plus non-cash charges of $704,576, adjustments for an increase in prepaid expenses and other current assets of $20,801, an increase in accounts receivable of $66,876, an increase in accounts payable and accrued expenses of $314,050. The most significant drivers behind the decrease in our non-cash working capital were charges for stock based compensation of $534,533.

For the nine months ended September 30, 2009, cash flows from operating activities resulted in deficit cash flows of $1,181,949, primarily due to a net loss of $904,221, plus non-cash charges of $781,545, adjustments for a decrease in deferred costs of $600,000, an increase in accounts receivable of $572,364, an increase in prepaid expenses and other current assets of $1,636, and a decrease in other assets of $42,551. The most significant drivers behind the decrease in our non-cash working capital were charges for common stock and options issued to consultants of $153,000, and charges for stock options issued to employees of $600,660.

Investing Activities

Cash used for investing activities for the nine months ended September 30, 2010 and 2009 was $1,001 and $1,052, respectively.

For the nine months ended September 30, 2010, cash flows from investing activities resulted in a deficit of $1,001, due to the purchase of fixed assets.

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

Financing Activities

For the nine months ended September30, 2010, cash provided by financing activities was $1,155,384, consisting of $815,594 from the sales of units of common stock and warrants to several investors, and loans in the amount of $660,000 and principal repayments in the amount of $320,210.  For the nine months ended September 30, 2009, cash provided by financing activities was $600,000, from the sales of common stock and warrants to four investors.

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

Our current business plan for fiscal 2010 calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects.  This business plan calls for our company to raise approximately $7.1 million in the next twelve months.  If we are unable to raise such funding, we will not be able to act on our  business plan as we currently intend.  To the extent we raise a lesser amount, we will only be able to act on our business plan on a limited basis.

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

As of September 30, 2010, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”) of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and PFO concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to deficiencies in the staffing of our financial accounting department.

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

In the three months ended September 30, 2010, the Company sold to two accredited investors an aggregate of 2.487 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $24,870.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

On August 1, 2010, the Company issued 200,000 shares pursuant to a consulting agreement, dated as of July 27, 2010, for business consulting services.

On August 6, 2010, in connection with a prospective financing arrangement, the Company issued 500,000 shares of common stock in payment of a due diligence fee.

On August 10, 2010, the Company issued 300,000 shares pursuant to a consulting agreement, dated as of August 10, 2010, for business consulting services.  The initial term was for a one month period, and the term may be extended on a month to month basis.  Under the consulting agreement, the consultant is entitled to 300,000 shares of common stock for each month of services.  On September 13, 2010, the Company issued an additional 300,000 shares pursuant to the consulting arrangement.

On August 24, 2010, the Company issued 600,000 shares in connection with an agreement for a $600,000, 0% promissory note.  The note was for a 65 day term, subject to extension for an additional 30 days.  In consideration of the note, the Company also agreed to pay a $25,000 fee within eight weeks of the original due date, and an additional $10,000 in the event the term was extended.

On September 1, 2010, the Company issued 150,000 shares in connection with an agreement for a $60,000, 0% promissory note.  The note is to mature on December 31, 2010, provided, however, that the Company is to prepay the principal and a fee under certain circumstances, such as certain financing events.  In consideration of the note, the Company also agreed to pay a $30,000 fee, with minimums of $10,000 payable in each of September, October and November 2010.

In October and November 2010, the Company sold to several accredited investors an aggregate of 7.94 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $79,400.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

Pursuant to a consulting arrangement with Ivan Railyan effective as of December 8, 2009, in the three months ended September 30, 2010, the Company issued to the consultant options to purchase an aggregate of 150,000 shares of common stock, exercisable for three years at prices ranging from $0.047 to $0.085 per share.  Under the consulting arrangement, on a monthly basis for services through December 8, 2010, the consultant is entitled to options to purchase 50,000 shares of common stock, exercisable for three years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  In October and November 2010, the Company issued 100,000 options, exercisable at $0.05 per share, under the consulting arrangement.

On June 1, 2010, the Company entered into an agreement for consulting services.  Pursuant to the consulting agreement, in July 2010, the Company issued to the consultant stock options to purchase 49,500 shares of common stock, exercisable for five years at $0.04 per share.

On June 1, 2010, the Company entered into an agreement for consulting services, as amended, through June 30, 2011.  Pursuant to the consulting agreement, in the three months ended September 30, 2010, the Company issued to the consultant stock options to purchase an aggregate of 6,000 common shares, exercisable for five years at prices ranging from $0.04 to 0.06 per share.  In October and November 2010, the Company issued an additional 4,000 options, exercisable at prices ranging from $0.05 to $0.06 per share, under the consulting arrangement.  Additional options to purchase 2,000 shares of common stock are to be issued on a monthly basis for the remainder of the service period, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.

On July 1, 2010, the Company entered into a consulting agreement with Arista Capital Group, LLC for services for a period of one year.  Pursuant to the consulting agreement, the consultant is entitled to, on a monthly basis, options to purchase 49,500 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  Effective October 1, 2009, the number of options was reduced to 49,000 options.  In the three months ended September 30, 2010, the Company issued an aggregate of 148,500 options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.  In October and November 2010, the Company issued an additional 98,000 options, exercisable at prices ranging from $0.05 to $0.06 per share, under the consulting arrangement.

On August 6, 2010, in connection with an analysis services project, the Company issued to three consultants options to purchase an aggregate of 600,000 shares of common stock, exercisable for three years at $0.05 per share.

Pursuant to a consulting agreement with Outrigger Investments, Inc., for services from July 1, 2010 to October 28, 2010. the Company issued to the consultant options to purchase 3,500,000 shares of common stock, exercisable for five years at $0.05 per share, in the three months ended September 30, 2010, and an additional 100,000 options, exercisable for five years at $0.04 per share, in October 2010,

On October 15, 2010, the Company issued 300,000 options to a consultant, exercisable for five years at $0.04 per share.

On October 27, 2009, the Company granted stock options, exercisable for five years at $0.03 per share, to several employees and a consultant, as follows:  Alexandre Agaian, President, 5,000,000 options; Dmitry Vilbaum, Chief Executive Officer, 5,000,000 options; Susan Fox, 100,000 options; Kenneth Oh, 500,000 options, and Dan Brecher, 500,000 options.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: November 22, 2010	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: November 22, 2010	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer