Form 10-K
period 2010-12-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2011-04-15
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity of the issuer held by non-affiliates on June 30, 2010 was $3,608,512.

As of March 6, 2011, we had 126,126,684 shares of common stock issued and outstanding.

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

We began our current business operations on May 19, 2005, when we acquired the business of Terra Insight Corporation.  We maintain our executive offices at 99 Park Avenue, 16th Floor, New York, New York 10016, telephone number:  212-286-9197.  We maintain a web site at www.terrainsight.com.

Organization History

Our company was originally incorporated with the name as CompuPrint, Inc. on September 15, 1995 in the State of North Carolina.  In 2003, CompuPrint sold all of its operations and assets in exchange for forgiveness of debt, after which it had no material operations and was searching for new business opportunities.

In May 2005, CompuPrint transferred all of its assets and liabilities to CompuPrint Ventures, Inc. in exchange for all of the equity of CompuPrint Ventures.  Immediately following the transfer, CompuPrint transferred all of its equity of CompuPrint Ventures to David Allison, the sole officer, director and controlling shareholder of CompuPrint, in exchange for his 13,086,360 shares of common stock of CompuPrint, which were then cancelled, and for the release by Mr. Allison of all rights to any amounts advanced or otherwise loaned by him to CompuPrint.

On May 19, 2005, CompuPrint entered into an Agreement and Plan of Reorganization with Terra Insight Corporation, a Delaware corporation, and its shareholders.  In a transaction viewed as a reverse acquisition, CompuPrint issued 35,029,980 shares of common stock, constituting approximately 90% of its outstanding common stock, in exchange for all of the equity of Terra Insight Corporation.

On November 13, 2006, we reincorporated under the laws of the State of Delaware by means of merger of CompuPrint into Terra Energy & Resource Technologies, Inc.

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

Going forward, we intend, if financing permits, to farmin to other parties drilling projects based on a review of the farmin package and the results of our satellite-based sub-terrain prospecting (“STeP”) technology and other technologies we utilize or seek to acquire.  The goal is to improve the value of our technology as a predictive tool and to generate reserves.  We may also seek to invest in, arrange for, or contribute capital to, such exploration projects.

Sales and Marketing

To date, our customers have been those with whom our executives had a prior relationship or those referred to us by consultants.  We do not have an in-house sales or marketing team.  We seek customers on an individual basis.

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

Dependence on Major Customers

For the years ended December 31, 2010 and 2009, we derived all of our revenue from four and three customers, respectively.

Intellectual Property and Other Arrangements

On April 27, 2009, we entered into an agreement with The Institute of Geoinformational Analysis of the Earth (the “Institute”) pursuant to which our exclusive license and service arrangements with the Institute, each dated as of December 15, 2008, were terminated and pursuant to which we acquired certain technologies of the Institute which related to our analysis services.  The Institute is a Lichtenstein corporation which specializes in the development and application of remote sensing and geographic information technologies. The Institute is owned and operated by Ivan Raylyan, who serves as our Director of Technology.

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

We did not believe that existing or pending climate change legislation materially adversely affects our service business; however, it may increase operating costs and costs of compliance in the event that we engage in exploration activities for oil or other natural resources.  At December 31, 2010, we were not involved in exploration activities for oil or other natural resources.  In the future, we may seek to be involved in such activities for which we may become required to make the expenditures necessary to comply with applicable health and safety, environmental and other regulations.  Oil and gas and mining operations are subject to various United States federal, state and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment.  In fiscal 2010, we did not incur expenditures related to complying with these laws, and for remediation of existing environmental contamination.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

As of December 31, 2010, we had 19 employees, of which 7 persons were full time employees.

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

Fiscal Year 2009	High	Low
Quarter ending March 31, 2009	$0.049	$0.01
Quarter ending June 30, 2009	$0.10	$0.005
Quarter ending September 30, 2009	$0.10	$0.04
Quarter ending December 31, 2009	$0.10	$0.022

Fiscal Year 2010	High	Low
Quarter ending March 31, 2010	$0.14	$0.05
Quarter ending June 30, 2010	$0.105	$0.035
Quarter ending September 30, 2010	$0.09	$0.03
Quarter ending December 31, 2010	$0.07	$0.04

Holders

As of December 31, 2010, we had 103 record holders of our common stock.  The number of record holders does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

In the three months ended December 31, 2010, the Company sold to several accredited investors an aggregate of 7.94 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $79,400.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

In December 2010, in accordance with the terms of an October 22, 2009 consulting agreement, pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable invoice date, the Company issued to McLan Accounting Services LLC 145,487 shares of common stock in exchange for $6,000 in financial and accounting services.

In the three months ended December 31, 2010, pursuant to a consulting agreement with Arista Capital Group, LLC effective as of July 1, 2010 until March 2011, the Company issued to the consultant an aggregate of 147,000 options, exercisable for five years at prices ranging from $0.047 to $0.06 per share.  Pursuant to the consulting arrangement, the consultant was entitled to, on a monthly basis, options to purchase 49,000 to 49,500 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  In the three months ended March 31, 2011, the Company issued an additional 147,000 options, exercisable at prices ranging from $0.03 to $0.04 per share, under the consulting arrangement.

In the three months ended December 31, 2010, pursuant to a one-year consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010 and as subsequently amended, the Company issued to the consultant an aggregate of 6,000 options, exercisable for five years at prices ranging from $0.047 to $0.06 per share.  Pursuant to the consulting arrangement, the consultant is entitled to, on a monthly basis, options to purchase 2,000 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  In the three months ended March 2011, the Company issued an additional 6,000 options, exercisable at prices ranging from $0.03 to $0.04 per share, and in April 2011, the Company issued an additional 2,000 options exercisable at $0.05 per share.

On October 27, 2010, the Company granted stock options, exercisable for five years at $0.03 per share, to several employees and a consultant, as follows:  Alexandre Agaian, President, 5,000,000 options; Dmitry Vilbaum, Chief Executive Officer, 5,000,000 options; Susan Fox, 100,000 options; Kenneth Oh, 500,000 options, and Dan Brecher, 500,000 options.

On December 1, 2010, pursuant to a short-term consulting agreement with James Reardon for business consulting services, the Company issued to the consultant 1,400,000 options, exercisable for five years at $0.05 per share.

In January 2011, the Company sold to several accredited investors an aggregate of 0.5 units of the Company’s securities, with each unit consisting of 200,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 shares of common stock, for gross proceeds of $5,000.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 shares of common stock.  The Company applied the net proceeds to its working capital.

On January 1, 2011, the Company entered into a one-year consulting agreement with Ivan Raylyan.  Pursuant to the consulting arrangement, on January 1, 2011, the Company issued to the consultant 100,000 options, exercisable for five years at $0.04 per share, and, commencing with February 1, 2011, the consultant is entitled to, on a monthly basis, options to purchase 50,000 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  In February and March 2011, the Company issued an additional 100,000 options, exercisable at prices ranging from $0.03 to $0.035 per share, and in April 2011, the Company issued an additional 50,000 options exercisable at $0.05 per share.

On January 3, 2011, the Company granted stock options, exercisable for five years at $0.04 per share, to two employees, as follows:  Alexandre Agaian, President, 2,000,000 options; and Dmitry Vilbaum, Chief Executive Officer, 2,000,000 options.

On January 3, 2011, the Company granted to two consultants, an aggregate of 1,000,000 stock options, exercisable for five years at $0.04 per share.

On March 3, 2011, the Company sold for $250 an option to purchase 250,000 shares of common stock, exercisable for five years at $0.05 per share.

On March 7, 2011, the Company entered into an agreement for financing of a prospective exploration project, pursuant to which the Company issued a warrant to purchase 10,000,000 shares, exercisable for five years at $0.05 and a warrant to purchase 10,000,000 shares, exercisable, subject to exercisability upon attainment of a license for prospective exploration project, for five years at $0.05 per share.  The Company agreed to file a registration statement covering the shares underlying the warrants and may incur penalty if the registration statement is not effective within six months.  The warrants may be exercised on a cashless basis if the warrant shares are unable to be sold in reliance on an effective registration statement and carry full ratchet anti-dilution protection.  The Company issued 20,000,000 shares in escrow in support of the exercise of the warrants.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

“Forward-Looking” Information

These management discussion and analysis contain forward-looking statements and information that are based on our management’s beliefs, as well as assumptions made by, and information currently available to our management.  These forward-looking statements are based on many assumptions and factors, and are subject to many conditions, including our continuing ability to obtain additional financing, ability to attract new customers, competitive pricing for our services, any change in our business model from providing services to natural resources exploration companies to engaging in exploration activities, and demand for our products, which depends upon the condition of the oil and gas and natural resources industries.  Except for the historical information contained in this report, all forward-looking information are estimates by our management and are subject to various risks, uncertainties and other factors that may be beyond our control and may cause results to differ from our management’s current expectations, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.

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

Our Operations and Plans

During fiscal 2009 and fiscal 2010, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources.  We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.  We need substantial additional capital to conduct or participate in oil exploration activities.  We continue to seek joint ventures or partners for exploration activities, including examining, drilling, operating and financing of such activities.  We will determine our plans for such exploration activities, including farm-ins, based on our ability to fund such projects.

Our source of revenue have been from providing mapping and analytic services to exploration, drilling and mining companies.  In fiscal 2010, we provided analysis services to four customers pursuant to which we generated $266,932 in revenues.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $0.92 million at December 31, 2010.  As of December 31, 2010, we had cash of approximately $61,000.  These factors raise substantial doubt about our ability to continue as a going concern.

While we generated approximately $6 million in revenues since 2005, due to significant capital expenditures requisite for drilling and mining operations, our revenues from our service business has not been sufficient to support our operational expenses and proposed business activities.  Since 2005 through fiscal 2010, we have supported our operations primarily through the sale of preferred stock, common stock, and convertible debentures, and non-controlling interests in drilling limited partnerships, including sales of common stock of $670,000 in fiscal 2009 and $1,034,720 in fiscal 2010.

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

RESULTS OF OPERATIONS

Revenues

During fiscal 2010, revenues from services decreased by $1,413,528 to $721,219 from $2,134,747 in fiscal 2009.  We rendered mapping services pursuant to minor service contracts with four and three customers during fiscal 2010 and fiscal 2009, respectively.  During 2010, we are primarily in negotiations with international mineral and oil companies and foreign natural resource agencies to render services.  Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The decrease in revenue during fiscal 2010 arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee, while we were engaged in one significant services contract in fiscal 2009.  In addition, in fiscal 2010, we were concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

We anticipate that, subject to global economic conditions and willingness of potential clients to expand capital on exploration activities, during the next twelve months, if we achieve our capital raising goals, we will be engaged in joint ventures and internal resource projects. The purpose of focusing on internal resource projects is to generate reserves and to establish that the technology can increase the success rate in oil, gas and other mineral exploration projects. There can be no assurance that if we obtain the needed financing we will be successful in establishing the efficacy of our technology. We will also seek to find potential joint venture partners with whom the technology can be used to gain participation interests in projects as well as fee for service revenue. There can be no assurance that we will be successful in finding such joint venture partners.  Until we negotiate and enter into definitive agreements for ownership or royalty interests as compensation, we have no basis for predicting when or how much revenue could be generated from such ownership or royalty interests, or from the exploitation of our land leases, if and when drilling is commenced. Negotiations in connection with ownership or royalty positions often take longer than the negotiations for fee for service arrangements.

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

Cost of Revenues

Costs associated with revenue for the years ended December 31, 2010 and 2009 were $346,982 and $1,355,000, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the year ended December 31, 2010 decreased by $1,208,589, or 37%, to $2,087,347 from $3,295,936 in fiscal 2009.  Operating expenses for the years ended December 31, 2010 and 2009 as a percentage of revenue were approximately 289% and 154%, respectively.

Operating expenses for the year ended December 31, 2010 consisted primarily of professional of approximately $840,000, employee salaries and benefits of approximately $549,000, stock based compensation of approximately $636,000, rent expenses of $58,700, and travel expenses of approximately $85,000.  Operating expenses for the year ended December 31, 2009 consisted primarily of professional fees of approximately $598,000, employee salaries and benefits of approximately $535,300, stock based compensation of $1,257,000, rent expenses of $40,000, travel expenses of approximately $68,000, and bad debt expense of $544,100.  The majority of the professional fees result from legal and accounting fees, and from the engagement of various consultants to assist us in marketing our business.

Our operating expenses decreased during fiscal 2010 in comparison to fiscal 2009 because we were engaged in more significant service projects in fiscal 2009.  This has decreased compensation expenses.

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

Interest Expense

In fiscal 2010 and 2009, we had net interest expense of approximately $121,000 and $51,000, respectively.  The increase in net interest expense is primarily due to an increase in interest expenses associated with loans.

Net Loss

The net losses for the years ended December 31, 2010 and 2009 were $1,769,856 and $2,765,879, respectively.  The decrease in net loss during the year ended December 31, 2010 compared to the year ended December 31, 2009 principally resulted from a decrease in compensation expense and bad debt expense, offset by an increase in selling, general and administrative expenses.  For the years ended December 31, 2010 and 2009, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, short-term loans, and sales of non-controlling interests in limited partnerships.  During the year ended December 31, 2010, our cash increased by $43,165.  Of the increase in cash, $574,935 was used in operating activities, $1,261 was used in investing activities, and $620,368 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $575,942 for the year ended December 31, 2010, as compared with deficit cash flows of $1,403,928 for the year ended December 31, 2009.

For the year ended December 31, 2010, cash flows from operating activities resulted in deficit cash flows of $575,942, primarily due to a net loss of $1,764,170 plus non-cash charges of $1,134,257, adjustments for an increase in accounts receivable of $57,613, a decrease in other assets of $3,162, a decrease in accounts payable and accrued expenses of $83,425, and an increase in customer deposits of $111,900.  The most significant drivers behind our non-cash working capital were charges for stock based compensation of $958,278.

For the year ended December 31, 2009, cash flows from operating activities resulted in deficit cash flows of $1,403,928, primarily due to a net loss of $2,765,879, plus non-cash charges of $2,352,680, adjustments for a decrease in prepaid expenses and other current assets of $599,888, an increase in accounts receivable of $549,811, an increase in other assets of $3,170, an increase in accounts payable and accrued expenses of $390,074, and an increase in a promissory note payable of $28,190. The most significant drivers behind the increase in our non-cash working capital were charges for stock based compensation of $1,566,163.

Investing Activities

For the years ended December 31, 2010 and 2009, cash flows from investing activities resulted in a deficit of $1,261 and $981, respectively.

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

Financing Activities

For the year ended December 31, 2010, cash provided by financing activities was $620,368, consisting of $884,186 from the sales of units of common stock and warrants to several investors, and loans in the amount of $668,500 and repayments in the amount of $932,318.  For the year ended December 31, 2009, cash provided by financing activities was $667,850 from the sales of common stock and units of common stock and warrants to several investors, and proceeds from $55,000 related to borrowings on debt from related parties and a non-cash reduction on loans in the amount of $100,000 due to conversion of the debt into shares of common stock and warrants.

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

As of December 31, 2010, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  In July 2009, we retained the services of 13 persons in connection with the establishment of an office in Moscow.  In July 2009, in order to conserve capital, we began to pay our employees based in New York on an infrequent basis, with amounts owed being paid subject to available cash flow.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

We are seeking to raise approximately $7.1 million to pursue development efforts during the next twelve months.  We plan to use this money to engage in several farm-in projects.  It is our intention to sell securities and incur debt when the terms of such transactions are deemed favorable to us and as necessary to fund our current and projected cash needs.  While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and farm-in on oil and gas properties to create a holding of eight to twelve natural resource interests in U.S. oil and gas prospects.  We are seeking financing, which may take the form of equity, convertible debt or debt, in order to provide the necessary working capital.

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

GOING CONCERN MATTERS

The reports of the independent registered public accounting firms on our December 31, 2010 and 2009 financial statements included in our Annual Reports for the years ended December 31, 2010 and 2009 stated that our recurring losses from operations and net capital deficiency, raise substantial doubt about our ability to continue as a going concern.  If we are unable to raise new investment capital, we will have to discontinue operations or cease to exist, which would be detrimental to the value of our common and preferred stock. We can make no assurances that our business operations will develop and provide us with significant cash to continue operations.

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

Our ability to continue as a going concern is subject to our ability to develop profitable operations, and, in the absence of revenues from operations, to our ability to raise additional equity or debt capital and to develop profitable operations. We continue to experience net operating losses. During fiscal years 2010 and 2009, we focused on restructuring our operations to reduce operating costs and in seeking capital.

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

In fiscal 2009 and 2010, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing.  We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate success rates which are better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect any recent accounting pronouncements to have a material impact to its financial position or result of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Terra Energy & Resource Technologies, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Terra Energy & Resource Technologies, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 14, 2011

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$61,107	$17,942
Accounts Receivable, Net	63,319	5,706
Prepaid Expenses and Other Current Assets	114	112
TOTAL CURRENT ASSETS	124,540	23,760

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $40,680 and $18,951, respectively	39,791	60,259
Other Assets	–	3,164
	39,791	63,423

TOTAL ASSETS	$164,331	$87,183

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$508,068	$262,378
Stock-Based Liability	79,947	329,115
Short Term Debt	238,792	222,110
Loans Payable – Related Parties	105,765	386,265
Deferred Income	111,900	–
TOTAL CURRENT LIABILITIES	1,044,472	1,199,868

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 at December 31, 2010 and 2009, respectively	–	–
Common Stock; $.0001 Par Value Shares Authorized 500,000,000 Shares Issued and Outstanding: 126,026,684 and 102,943,338 at December 31, 2010 and 2009, respectively	12,603	10,295
Additional Paid In Capital	24,536,226	22,541,820
Accumulated Deficit	(25,428,970)	(23,664,800)

TOTAL SHAREHOLDERS’ DEFICIT	(880,141)	(1,112,685)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$164,331	$87,183

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES	$726,905	$2,134,747

COST OF REVENUES	(346,982)	(1,355,000)

GROSS PROFIT	379,923	779,747

OPERATING EXPENSES

Selling, General and Administrative	942,499	908,523
Compensation Expense	1,118,896	1,843,313
Bad Debt Expense	–	544,100
Total Operating Expenses	2,061,395	3,295,936

OPERATING LOSS BEFORE OTHER INCOME	(1,681,472)	(2,516,189)

OTHER INCOME (EXPENSE):

Gain on Sale of Subsidiary	–	209,115
Interest Income	6,759	320
Interest Expense	(128,031)	(51,083)
Other Expense	(8,244)	1,473
Gain (Loss) on Extinguishment of Debt	46,818	(409,515)
TOTAL OTHER INCOME (EXPENSE):	(82,698)	(249,690)

NET LOSS	$(1,764,170)	$(2,765,879)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	119,154,153	87,221,831

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
FOR THE TWO YEARS ENDED DECEMBER 31, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE - DECEMBER 31, 2008	5,000,000	$500	58,358,338	$5,836	$19,802,251	$(20,898,921)	$(1,090,334)

Conversion of preferred stock	(5,000,000)	(500)	5,000,000	500	–	–	–
Sale of common stock for cash, net of offering costs	–	–	33,400,000	3,340	664,510	–	667,850
Common stock issued for settlement of debt	–	–	3,400,000	340	509,175	–	509,515
Stock issued to consultants for services	–	–	2,785,000	279	183,221	–	183,500
Stock options issued to employees for services	–	–	–	–	1,257,222	–	1,257,222
Stock warrants issued to consultants for services	–	–	–	–	125,441	–	125,441
Net loss	–	–	–	–	–	(2,765,879)	(2,765,878)

BALANCE - DECEMBER 31, 2009	–	$–	102,943,338	$10,295	$22,541,820	$(23,664,800)	$(1,112,685)

Sale of common stock for cash, net of offering costs	–	–	20,694,400	2,069	882,117	–	884,186
Stock issued to consultants for services	–	–	1,638,946	164	103,836	–	104,000
Stock issued for interest expense	–	–	750,000	75	50,175	-	50,250
Stock options and warrants issued to employees and consultants for services	–	–	–	–	958,278	–	958,278
Net loss	–	–	–	–	–	(1,764,170)	(1,764,170)

BALANCE - DECEMBER 31, 2010	–	$–	126,026,684	$12,603	$24,536,226	$(25,428,970)	$(880,141)

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,764,170)	$(2,765,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Items:
Gain on Sale of Subsidiaries	–	(209,115)
Depreciation	21,729	42,017
Stock Options and Warrants Issued for Services	958,278	1,566,163
(Gain) Loss on Extinguishment of Debt	(46,818)	409,515
Bad Debt Expense	–	544,100
Stock Issued for Services	104,000	–
Stock Issued for Interest	50,250	–
Changes in Operating Assets and Liabilities:
Accounts Receivable	(57,613)	(549,811)
Prepaid Expenses and Other Current Assets	(2)	599,888
Other Assets	3,164	(3,170)
Accounts Payable and Accrued Expenses	(36,607)	390,074
Accrued Legal Settlement	–	28,190
Stock Based Liability	79,947	–
Customer Deposits	111,900	(1,455,900)
NET CASH USED IN OPERATING ACTIVITES	(575,942)	(1,403,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Terra Insight Corporation	–	100
Cash paid for purchase of fixed assets	(1,261)	(1,081)
NET CASH USED IN INVESTING ACTIVITIES	(1,261)	(981)

NET CASH FROM FINANCING ACTIVITIES:
Issuance of Common Stock for cash, net of offering costs	884,186	667,850
Borrowings on Debt	–	55,000
Loans payable to Third Parties	663,500	–
Payments on Loans from Third Parties	(882,108)	–
Loans payable to Officers	5,000	–
Payments on Loans from Officers	(50,210)	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	620,368	722,850

NET INCREASE/(DECREASE) IN CASH	43,165	(682,059)

CASH - BEGINNING OF YEAR	17,942	700,001

CASH – END OF YEAR	$61,107	$17,942

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$128,031	$53,036
Cash paid for income taxes	$10,221	$6,925

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$–	$500
Common stock and warrants issued for settlement of debt	$–	$100,000

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           NATURE OF BUSINESS AND BASIS OF PRESENTATION

The consolidated balance sheets of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and its subsidiaries (collectively, the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.

Principal Business Activities

The Company, through its wholly owned subsidiary, Terra Insight Services, Inc., a New York corporation, provides mapping, surveying, and analytical services to exploration, drilling, and mining companies.  Prior to September 2008, the Company offered similar services through Terra Insight Corporation, a Delaware corporation.  The Company interprets geologic and satellite data to improve the assessment of natural resources. The Company provides these services (1) to its customers for a cash fee and (2) pursuant to joint venture arrangements in exchange for oil or mineral rights, licenses for oil and mineral rights, or royalties and working interests in exploration projects.  Prior to April 27, 2009, the Company provided these services to its customers utilizing services provided to the Company through an outsourcing relationship with the Institute of Geoinformational Analysis of the Earth (the “Institute”), an entity controlled by a former officer and director of the Company who currently provides consulting services to the Company and serves as our Director of Technology.

Terra is a Delaware corporation organized on August 31, 2006 for purposes of the Company’s reincorporation.  Effective November 13, 2006, CompuPrint, Inc., a North Carolina corporation was reincorporated in Delaware, pursuant to a Plan and Agreement of Merger, dated as of November 3, 2006, by merging into its wholly-owned subsidiary, Terra Energy & Resource Technologies, Inc.

Terra Insight Technologies Corporation (“TITC”) is a wholly-owned Delaware corporation formed on August 24, 2006.  TITC was inactive through December 31, 2010.

Terra Insight Services, Inc. (“TISI”), formerly Terra Resource Technologies, Inc., is a wholly-owned New York corporation formed on December 5, 2007.  TISI was inactive prior to September 2008.

Terra Services, LLC (“Terra Moscow”) is a company formed under the laws of the Russian Federation on April 23, 2009.  On July 5, 2009, the Company acquired a 90% in Terra Moscow for $300.  The Company utilizes the Moscow-based company for technology and analysis purposes.  For 2010 and 2009, the non-controlling interest was not allocated any of the losses of the subsidiary.

Terra Tasmania Resources Pty Ltd. (“Terra Tasmania”) is a company formed under the laws of Australia on November 12, 2009.  The Company has a 42.7% equity interest in Terra Tasmania.  During 2010 and 2009, the Company had no equity method income or loss from its investment in Terra Tasmania.

On February 3, 2010, the Company formed Terra Diversified Drilling, LLC, a Delaware limited liability company, of which the Company is the sole member.  The company is presently inactive.

On December 16, 2009, the Company sold to a third party its 100% ownership of Terra Insight Corporation for  a 2% overriding royalty interest in all oil, gas, and any and all other hydrocarbon or non-hydrocarbon substances, and revenues therefrom, which may be produced, extracted, saved and/or sold or result from certain lands within the States of Texas and Nevada as to which the Company performed certain analysis and $100 in cash.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at December 31, 2010 and 2009.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Terra and its wholly owned subsidiaries, TISI, TITC and Terra Moscow.  Also included are the accounts of TIC, TRI, and TROC through December 16, 2009.  Also included are the accounts of TNEP and TexTerra through December 16, 2009, drilling partnerships in which a significant stockholder had an economic interest.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers cash on hand, demand deposits in banks, and repurchase agreements with original maturities of three months or less as cash equivalents for the purpose of the Statement of Cash Flows.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oil and Gas Properties, Unproved, Full Cost Method

The Company accounts for its oil and natural gas producing activities using the full cost method of accounting. Under this method, subject to a limitation based on estimated value, all costs incurred in the acquisition, exploration, and development of proved oil and natural gas properties, including internal costs directly associated with acquisition, exploration, and development activities, the costs of abandoned properties, dry holes, geophysical costs, and annual lease rentals are capitalized within a cost center on a country by country basis.  Costs of production and general and administrative corporate costs unrelated to acquisition, exploration, and development activities are expensed as incurred.

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

Asset Retirement Obligation

Accounting Standards Codification (ASC) 410, Accounting for Asset Retirement Obligations requires that the fair value of an asset retirement cost, and corresponding liability, should be recorded as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will record an asset retirement obligation to reflect the Company’s legal obligations related to future plugging and abandonment of its oil and natural gas wells and gas gathering systems. The Company will estimate the expected cash flow associated with the obligation and discounted the amount using a credit-adjusted, risk-free interest rate. At least annually, the Company reassesses the obligation to determine whether a change in the estimated obligation is necessary. The Company evaluates whether there are indicators that suggest the estimated cash flows underlying the obligation have materially changed. Should those indicators suggest the estimated obligation may have materially changed on an interim basis (quarterly), the Company will accordingly update its assessment. Additional retirement obligations increase the liability associated with new oil and natural gas wells and gas gathering systems as these obligations are incurred.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers. It is the Company’s policy to regularly review accounts receivable for specific accounts past due and set up an allowance when collection is uncertain.  As of both December 31, 2010 and 2009, the Company had an allowance for doubtful accounts of $544,100.

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

Significant Customers

The Company derived all of its revenue for 2010 and 2009 from four and three customers, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year.  Dilutive earnings per share reflect, in periods in which they have a dilutive effect, the effect of the common shares issuable upon exercise of stock options.  For 2010 and 2009, the effect of stock options has been excluded from the dilutive calculation, as the impact of the stock options would be anti-dilutive.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company measured its stock-based liability on a recurring basis using level 3 inputs.  The fair value of the stock-based liability was $79,947 and $0 as of December 31, 2010 and 2009.

Reclassifications

Certain reclassifications of prior period information have been made to conform with the current period’s presentation.

Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on our consolidated results of operations, financial position or cash flow.

3.           PREFERRED STOCK

The Company is authorized to issue up to 25,000,000 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock is convertible into one common share.  Upon conversion, exchange or other transaction with the Company of more than 50% of the originally issued Series A Preferred Stock, such that less than 50% of the originally issued Series A Preferred Stock becomes outstanding at any time, the remaining outstanding Series A Preferred Stock was to automatically convert into common shares.  Each share of Series A Preferred Stock was entitled to three votes for each common share issuable upon conversion of the Series A Preferred Stock.  For so long as at least 50% of the Series A Preferred Stock originally issued pursuant to the Securities Purchase Agreement remained outstanding, the holders of the outstanding Series A Preferred Stock had the exclusive right to elect a majority of the board of directors.

On March 27, 2009, the sole preferred stockholder converted its 5,000,000 preferred shares into 5,000,000 shares of the Company’s common stock and exchanged its 20,000,000 preferred stock purchase warrants  into 20,000,000 common stock purchase warrants that are exercisable until March 27, 2012 at $0.05 per share. There are no preferred shares or warrants outstanding at December 31, 2010 or 2009.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.           COMMON STOCK

Sale of Common Stock

On March 27, 2009, the Company sold to Dmitry Vilbaum, an officer and a director of the Company, and an entity controlled by Dr. Alexandre Agaian, an officer and a director of the Company, an aggregate of 20,000,000 common shares and 20,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for the aggregate price of $200,000.

On March 27, 2009, the Company sold to Sergey Sulgin 10,000,000 common shares and 10,000,000 common stock purchase warrants, exercisable until March 27, 2012 at $0.05 per share, for $300,000.

On September 30, 2009, the Company sold to Outrigger Investments, Inc., formerly Arista Capital Group, Inc., 2,000,000 common shares and 4,000,000 common stock purchase warrants, exercisable until September 30, 2012 at $0.05 per share, for $100,000.

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

In the year ended December 31, 2010, the Company sold 103.472 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase another 200,000 common shares, for gross proceeds of $1,034,720.  In connection with the sale of 97.472 units, the Company paid the placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares for each unit sold.

During 2010, the Company paid $150,534 in offering costs in connection with the transactions.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (b) based on the requirements of the standard for all awards granted to employees prior to the effective date of the standard that remain unvested on the effective date. Accordingly, the fair market value for these options was estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions:

	December 31, 2010	December 31, 2009
Risk-free rate	1.24%	1.16%-2.03%
Dividend yield	0.00%	0.00%
Volatility factor	259%-275%	242%-284%
Expected term	3-5 years	2-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of December 31, 2010, the options and warrants outstanding had an intrinsic value of $111,650.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2008	46,965,000	$0.25
Granted	56,300,000	0.06
Exercised	–	–
Cancelled/forfeited	(5,000,000)	(0.46)
Balance outstanding at December 31, 2009	98,265,000	$0.09
Granted	42,815,120	0.05
Exercised	–	–
Cancelled/forfeited	(1,500,000)	(0.34)
Balance outstanding at December 31, 2010	139,580,120	$0.07

The stock options and warrants outstanding and exercisable at December 31, 2010 and 2009 were in the following exercise price ranges:

	At December 31, 2010
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.049	11,802,000	4.8	$0.03	11,802,000	$0.03
$0.05 – 0.10	107,263,120	2.4	$0.06	107,263,120	$0.06
$0.11 – 0.15	50,000	2.3	$0.11	50,000	$0.11
$0.16 – 0.20	10,000,000	1.5	$0.16	10,000,000	$0.16
$0.21 – 0.49	10,450,000	1.7	$0.22	10,450,000	$0.22
$0.50 – 0.80	15,000	0.2	$0.50	15,000	$0.50
	139,580,120	2.5	$0.07	139,580,120	$0.07

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At December 31, 2009
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.049	100,000	3.9	$0.03	100,000	$0.03
$0.05 – 0.10	76,200,000	2.7	$0.06	76,200,000	$0.06
$0.11 – 0.15	1,000,000	0.4	$0.11	1,000,000	$0.11
$0.16 – 0.20	10,000,000	2.5	$0.16	9,000,000	$0.16
$0.21 – 0.49	10,450,000	2.7	$0.22	10,450,000	$0.22
$0.50 – 0.80	515,000	0.5	$0.79	515,000	$0.79
	98,265,000	2.6	$0.09	97,265,000	$0.09

Options to Officers and Employees

During 2009, the Company granted stock options to two employees to purchase up to 9,000,000 shares of common stock, exercisable for three years at $0.10 per share.  The stock options vested on October 29, 2009.  The fair value of the options was $733,609, all of which was expensed during 2009.

In the three months ended March 31, 2010, the Company granted to employees an aggregate of 2,250,000 stock options, exercisable for five years at $0.10 per share.  The stock options were fully vested at the grant date and have a combined value of $201,737 and were fully expensed.

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights and the associated liability is included in accounts payable.  As of December 31, 2010, the rights have a combined value of $79,947.

In the three months ended December 31, 2010, the Company granted to employees an aggregate of 10,600,000 stock options, exercisable for five years at $0.03 per share.  The stock options were fully vested at the grant date and have a combined value of $317,206 and were fully expensed.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the three months ended September 30, 2010, the Company issued to consultants 1,300,000 common shares valued at $89,000 for financial and business services.

In the three months ended September 30, 2010, the Company granted to consultants stock options and warrants to purchase an aggregate of 4,478,870 common shares with a total value of $212,846.  The stock options and warrants were fully vested at the grant date and were fully expensed with the exception of 24,870 warrants issued as offering costs with a total value $1,465.

In the three months ended December 31, 2010, the Company issued to a consultant 145,487 common shares valued at $6,000 for financial and accounting services.

In the three months ended December 31, 2010, the Company granted to consultants stock options and warrants to purchase an aggregate of 2,637,400 common shares with a total value of $109,841.  The stock options and warrants were fully vested at the grant date and were fully expensed with the exception of 84,400 warrants issued as offering costs with a total value $3,302.

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

6.           PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and consisted of the following:

	Estimated Useful Lives – Years	December 31, 2010	December 31, 2009
Computer Equipment	5	$57,893	$57,901
Computer Software	3	1,786	517
Furniture & Fixtures	7	20,792	20,792
		80,471	79,210
Less accumulated depreciation		(40,680)	(18,951)
		$39,791	$60,259

Depreciation expense for 2010 and 2009 was $21,729 and $42,017, respectively.

7.           INCOME TAXES

At December 31, 2010 and 2009, the Company had net operating loss carryforwards of approximately $30,994,000 and $30,183,000 which expire in 2021 through 2029.  The difference between income tax expense at the statutory tax rate and the effective rate is due to the valuation allowance noted below.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes the approximate deferred tax assets:

	At December 31, 2009	At December 31, 2009
Deferred tax assets
Net operating losses	$10,536,000	$10,262,000
Valuation allowance	(10,536,000)	(10,262,000)
Net deferred tax asset	$–	$–

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  The Company incurred such an ownership change in 2007 as a result of the sale of its convertible preferred stock.

8.           RELATED PARTY TRANSACTIONS

Transactions with the Institute

In 2005, the Company licensed, under a 32-year license agreement certain mapping technology from the Institute.  The Institute is owned and operated by Ivan Raylyan.  The parties also entered into a services agreement in 2005 for consulting and advisory services including analysis, surveying, and mapping as well as recommendations related to the utilization of the Institute’s mapping technologies.

On April 27, 2009, these license and service arrangements with the Institute were terminated and the Company acquired certain technologies which related to the Company’s analysis services.  Payment was 1,000,000 common shares and warrants to purchase another 1,000,000 common shares, exercisable until April 27, 2012 at $0.05 per share.

Consulting Agreement

On April 1, 2009, the Company entered into a consulting agreement with Roman Rozenberg, for a term of one year, pursuant to which the Company issued him warrants to purchase 3,000,000 common shares, exercisable for three years at $0.05 per share.  On March 27, 2009, Mr. Rozenberg was appointed to the Board of Directors.  The consulting agreement was unrelated to services as a Board member.

Loans

As of December 31, 2010 and 2009, the Company owed officers $0 and $44,888, respectively, from advances in prior years.  During 2010, the Company received $5,000 in additional advances and repaid the entire balance of $49,888 to the two officers.

As of December 31, 2010 and 2009, the Company owed Ivan Raylyan $105,765 and $106,087, respectively for advances previously received in 2007.  The advances are non-interest bearing, unsecured and due on demand.  $322 was repaid on these advances during 2010.

During 2007, Dan Brecher, who at the time of the loan was an affiliate of the Company, lent the Company $295,322.  The loans was unsecured, non-interest bearing and due June 1, 2008.  On November 25, 2009, the Company issued to Mr. Brecher 3,400,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 common shares in exchange for the conversion of $100,000 of debt, and that the remaining debt shall bear interest at 9% per annum. The debt to Mr. Brecher has been reclassified as “Short Term Debt”.  As of December 31, 2010 and 2009, the Company owed $195,322 and $195,322, respectively, related to the loans.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.           COMMITMENTS AND CONTINGENCIES

Employment Agreement

On April 23, 2008, the Company entered into a three year employment agreement with an officer.  The executive is entitled to: an annual salary of $150,000; an annual performance based bonus equal to 5% of the Company’s consolidated net profit, except if terminated for cause.  If the Company terminates the executive’s employment for any reason other than for cause, the Company is to pay the executive four months of salary as severance.  The Company granted to the executive stock options to purchase 3,000,000 common shares, vesting over a three year period and exercisable for three years from vesting at $0.165 per share.  On January 3, 2011, the Board of Directors approved resolutions increasing the annual base salary to $200,000 per year, effective January 8, 2011.

On August 29, 2008, the Company entered into a three year employment agreement, dated as of July 21, 2008, with an officer.  The employment agreement provides for: a base salary of $200,000 per year for the first year, and $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; and eligibility for performance-based bonuses.  The Company also granted stock options to the employee to purchase up to 5,000,000 common shares at prices from $.20 - $.90 per share.  On March 27, 2009, the employee elected to forfeit such stock options resulting in $451,698 compensation expense during 2009.

Consulting Agreement

On August 20, 2009, the Company hired Outrigger Investments, Inc. for business consulting services on a month to month basis through June 2010.  As compensation for an initial term, the Company issued to the consultant stock options to purchase 900,000 common shares.  As compensation for each subsequent month, the Company agreed to issue stock options to purchase 50,000 common shares per month, exercisable for five years with an exercise price not less than the fair market value of the Company’s common stock at the time of issuance.

On December 8, 2009, the Company hired Ivan Raylyan for consulting services on a monthly basis until up to December 8, 2010.  As compensation, on a monthly basis, the Company issued to the consultant stock options to purchase 50,000 common shares, exercisable for three years at not less than the market price of the Company’s common stock at the time of issuance.

On July 1, 2010, the Company entered into a consulting agreement with Arista Capital Group, LLC for business consulting services for a one year period.  As compensation for each month of services, the Company agreed to issue stock options to purchase 49,500 common shares, exercisable for five years with an exercise price not less than the fair market value of the Company’s common stock at the time of issuance.  The arrangement was amended to reduce the monthly issuance to 49,000 options effective as of October 1, 2010.

Operating Leases

The Company leases office space in New York City.  Since September 2008, rent has been $2,500 per month.  The Company does not have a written lease.

The Company leases office space in Moscow, Russia.  Rent is $633 per month.  The Company does not have a written lease.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.           PROMISSORY NOTES PAYABLE

In March 2008, the Company settled a lawsuit with Baker Hughes Oilfield Operations Inc. by canceling 1,000,000 common shares and issuing a promissory note due July 31, 2009 for $178,920 together with 12% interest from October 4, 2007.  An additional $41,390 was added to the note during 2009. On November 6, 2009, the Company restructured the loan.  During 2010 and 2009, the Company paid $207,110 and $13,200 with no remaining balance.

In November 2009, the Company borrowed $15,000 from a third party.  The loan was repaid in January of 2010.

In August 2010, the Company borrowed $600,000 from a third party, non-interest bearing and due in 65 days. The Company issued 600,000 shares with a fair value of $42,000 and paid a $25,000 fee.  The loan was repaid in October 2010.

In September 2010, the Company borrowed $60,000 from a third party, non-interest bearing and due on December 31, 2010. The Company issued 150,000 shares with a fair value of $8,250 and paid a $30,000 fee.  The loan was repaid during 2010.

11.           SALE OF TERRA INSIGHT CORPORATION AND ITS SUBSIDIARIES

On December 16, 2009, the Company sold to a third party its 100% ownership of TIC for  a 2% overriding royalty interest in all oil, gas, and any and all other hydrocarbon or non-hydrocarbon substances, and revenues therefrom, which may be produced, extracted, saved and/or sold or result from certain lands within the States of Texas and Nevada as to which the Company performed certain analysis and $100 in cash  As a result, the third party acquired control of TIC and all of its assets, business and liabilities, including ownership of its direct and indirect subsidiaries.

TIC’s assets and liabilities consisted of oil and gas properties, property, plant & equipment, and various accounts payable and accrued expenses.  The Company recognized a gain on sale of subsidiary of $209,115 during 2009.

12.           SUBSEQUENT EVENTS

In January 2011, the Company sold to several investors an aggregate of 0.5 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 common shares, for gross proceeds of $5,000.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

In the three months ended March 2011, pursuant to a consulting agreement with Arista Capital Group, LLC effective as of July 1, 2010, the Company issued 147,000 options, exercisable for five years at prices ranging from $0.03 to $0.04 per share.

In the three months ended March 2011, pursuant to a one-year consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, the Company issued 6,000 options, exercisable for five years at prices ranging from $0.03 to $0.04 per share, and in April 2011, the Company issued an additional 2,000 options exercisable at $0.05 per share. .

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2011, the Company entered into a one-year consulting agreement with Ivan Raylyan.  The Company issued to the consultant 100,000 options, exercisable for five years at $0.04 per share and, commencing with February 1, 2011, the consultant is entitled to, on a monthly basis, options to purchase 50,000 common shares, exercisable for five years and with an exercise price equal to the closing price on the last trading day prior to issuance.  In February and March 2011, the Company issued an additional 100,000 options, exercisable for five years at prices ranging from $0.03 to $0.035 per share, and in April 2011, the Company issued an additional 50,000 options exercisable at $0.05 per share.

On January 3, 2011, the Company granted stock options, exercisable for five years at $0.04 per share, to two employees, as follows:  Alexandre Agaian, President, 2,000,000 options; and Dmitry Vilbaum, Chief Executive Officer, 2,000,000 options.

On January 3, 2011, the Company granted to two consultants, an aggregate of 1,000,000 stock options, exercisable for five years at $0.04 per share.

On March 3, 2011, the Company sold for $250 an option to purchase 250,000 common shares, exercisable for five years at $0.05 per share.

On March 7, 2011, the Company entered into an agreement for financing of a prospective exploration project and issued warrants to purchase 10,000,000 shares, exercisable for five years at $0.05 and a warrant to purchase 10,000,000 shares, exercisable, subject to exercisability upon attainment of a license for prospective exploration project, for five years at $0.05 per share.  The Company agreed to file a registration statement covering the shares underlying the warrants and may incur penalty if the registration statement is not effective within six months.  The warrants may be exercised on a cashless basis if the warrant shares are unable to be sold in reliance on an effective registration statement and carry full ratchet anti-dilution protection.  The Company issued 20,000,000 shares in escrow in support of the exercise of the warrants.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period ended December 31, 2010.  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal controls over financial reporting include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’ assets that could have a material effect on our financial statements.  Under the supervision and with the participation of our management, including the Chief Executive Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010.  In its evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment and the criteria described above, management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective. We have noted the following deficiencies in our control environment: deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions.  Specifically, accounting adjustments were proposed by our auditors as of December 31, 2009, related to stock option valuations, the allowance for accounts receivable, extinguishment of debt and disposition of assets.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) under the Exchange Act, that occurred during the quarter ended December 31, 2010 to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND
                   CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE
                   EXCHANGE ACT

Our Directors and Executive Officers

The following table sets forth our directors and executive officers as of January 1, 2011.

Name	Age	Position
Dmitry Vilbaum	42	Chief Executive Officer and a Director
Dr. Alexandre Agaian	59	President, Principal Financial Officer and Chairman of the Board
Sergey Sulgin	37	Director
Roman Rozenberg	48	Director

Dmitry Vilbaum, Chief Executive Officer and a Director
Dmitry Vilbaum has served as Chief Executive Officer and as a member of the board of directors of the Company since July 10, 2007. Previously, Mr. Vilbaum served as its President from July 10, 2007 to July 21, 2008, and as its Chief Operating Officer from June 13, 2005 to July 10, 2007.  He also serves or has served in the following capacities with respect to the Company’s subsidiaries: as a Director of Terra Tasmania Resources Pty Ltd. since November 2009; as Chief Executive Officer and President of Terra Insight Services, Inc. (“TISI”) since December 6, 2007 and as its Treasurer since July 24, 2008; as a Director of TISI from December 6, 2007 to July 24, 2008.  He also served in the following capacities with respect to former affiliated entities of the Company: as Chief Executive Officer, President, and as a Director of Terra Insight Corporation (“TIC”), from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TIC from December 29, 2005 to July 10, 2007; as Chief Executive Officer  and President of Terra Resources, Inc. (“TRI”) from July 10, 2007 until June 1, 2009; as Treasurer of TRI from July 24, 2008 until June 1, 2009; as a Director of TRI from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TRI from December 29, 2005 to July 10, 2007; as Chief Executive Officer and President of Terra Insight Technologies Corporation (“TITC”) from July 10, 2007 to July 24, 2008; as a Director of TITC from July 10, 2007 to July 24, 2008; as Chief Operating Officer of TITC from August 24, 2006 to July 10, 2007; as Chief Executive Officer, President and as a Director of Terra Resource Operations Co., Inc. (“TROC”) from July 10, 2007 until June 1, 2009; as Chief Operating Officer of TROC from March 20, 2006 to July 10, 2007; and as Director of NamTerra Mineral Resources (Proprietary) Limited (“NamTerra”) from January 17, 2006 until June 20, 2008.  From June 2005 to March 2006, Mr. Vilbaum was employed by Law Offices of Dan Brecher on a part-time basis.  From March 2001 to June 2005, Mr. Vilbaum was employed by Deutsche Bank where he held various positions in the bank’s information technology division.  From January 1996 through March of 2001, Mr. Vilbaum served as the president of Anyent, Inc., a consulting company providing information technology services to major Wall Street corporations, such as Citibank, Deutsche Bank, Newbridge Securities, Deloitte & Touche LLP, as well as technology companies, such as Compaq and MatchBlade Technologies. Mr. Vilbaum received a Bachelor of Engineering degree in 1995 from the City University of New York.

Dr. Alexandre Agaian, President and Principal Financial Officer, and Chairman
Dr. Agaian has served as President of the Company since July 21, 2008, as Principal Financial Officer and as a member of the board of directors since July 24, 2008, and as Chairman since April 24, 2009.  Since November 2009, he also serves as a Director of Terra Tasmania Resources Pty Ltd., the Company’s subsidiary.  He also served in the following capacities with respect to former affiliated entities of the Company: as Chief Executive Officer, President and Treasurer of TIC from July 24, 2008 to June 1, 2009; as a Director of TRI from July 24, 2008 to June 1, 2009; as a Director and Treasurer of TITC from July 24, 2008 to December 2009; and as a Director of TISI from July 24, 2008 to March 2010.  In May 2007, Dr Agaian co-founded Helios Petroleum Holding, AG, a Swiss company developing and operating mini-refineries in Russia, and serves as its President and as a member of its Board of Directors.  From 2005 to 2007, Dr. Agaian, through his private consulting company, Balance Capital, LLC, participated in structuring several oil and gold projects in Kazakhstan and Ukraine.  From May 2003 to July 2005, Dr. Agaian served as President and Chief Executive Officer of BMB Munai, Inc., an oil and gas exploration and production company.  Dr. Agaian was one of the founders and member of the Board of Directors of BMB Munai.

In 1994, Dr. Agaian founded ANBI Corporation, a New Jersey corporation with business interests and relationships in Russia, Ukraine and Kazakhstan.  In 1989, Dr. Agaian co-founded the All-Russian Association of Commercial Banks, a non-commercial organization in the former Soviet Union, and served as Vice President until 1992.  In 1988, Dr. Agaian founded the USSR’s first commercial bank, The Innovation Bank of Saint-Petersburg, and served as its Chief Executive Officer until 1994.  In 1993, Dr. Agaian was elected as a Corresponding Member of the Engineering Academy of St. Petersburg (Russia).  From 1985 to 1988, Dr. Agaian served as Chief Information Officer at the Bank for Industry and Construction.  From 1973 until 1985, Dr. Agaian performed scientific work at different research centers and institutes in Tbilissi, Moscow and Leningrad.  Dr. Agaian graduated from the State University of Tbilissi (Georgia, former USSR) in 1973, summa cum laude, with a degree in applied cybernetics.  He received a Ph.D. in 1980 from The Academy of Science in Moscow in the field of computer networking.

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

Roman Rozenberg, Director
Roman Rozenberg became a director on March 27, 2009. Since April 1, 2009, he has served as a consultant to the Company.  Since June 2010, Mr. Rozenberg has been engaged in independent business and technical development activities, and recently formed Simpaticus, Inc., a New York corporation engaged in the development of technology products for use with cellular phones.  From June 2007 to May 2010, Mr. Rozenberg was President of Simbiotel, a Cypress telecommunication company that provides innovative software and communication services for mobile phones in GSM networks. Mr. Rozenberg previously served as the Company’s Chief Executive Officer from May 19, 2005 to July 10, 2007, as President from September 30, 2006 to July 10, 2007, and as a director from May 19, 2005 to July 10, 2007.   From January 7, 2005 to July 10, 2007, Mr. Rozenberg served as Chief Executive Officer and a director of the Company’s former subsidiary, Terra Insight Corporation. From March 2004 through January 2005, Mr. Rozenberg served as Vice President of TelcoEnergy, Inc. From February 2002 through March 2004, Mr. Rozenberg served as Chief Executive Officer of Syntaz, Inc. He served as President and Chief Technology Officer of Machblade Technologies from 2002 to 2004. From September 1999 through February 2002, Mr. Rozenberg served as President and Chief Technology Officer of Biolink Technologies International, Inc. From 1997 to 1998, he served as Managing Director, CIS operations for Baan Company, N.V., the leading Dutch software developer. Prior to that he was with Price Waterhouse Coopers from 1995 to 1997 in the position of Senior Manager where he advised number of large Russian companies including Gazprom on vast array of business issues. Mr. Rozenberg received a Bachelor of Science degree in electrical engineering in 1986 and a Masters of Sciences degree in Information Systems Engineering in 1989 from Polytechnic University (formerly known as Polytechnic Institute of New York).

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers, directors, and persons who beneficially own more than ten percent of any class of equity securities of a company registered pursuant to Section 12 of the Exchange Act to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership.  Such persons are also required by Securities and Exchange Commission regulations to furnish the company with copies of all such Section 16(a) forms filed by such person.  As of the year ended December 31, 2010, we did not have any class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

We have not implemented a code of ethics applicable to our directors, officers and employees.  Since the commencement of our present business operations, we have had a small number of employees since inception, many of whom are or were officers and officers simultaneously.  We expect to adopt a code of ethics during calendar year 2011.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2010 the compensation reportable for the Named Executive Officers, as determined by SEC rules.  “Named Executive Officers” are the Company’s (i) Chief Executive Officer and (ii) Chief Financial Officer.

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)	Option Awards ($)(b)(c)(d) (e)(f)(g)(h)	All Other Compensation ($)(i)	Total ($)
Dmitry Vilbaum	2010	150,000	–	239,287	–	389,287
Chief Executive Officer	2009	150,000	–	366,805	–	516,805
Dr. Alexandre Agaian	2010	240,000	–	239,287	12,000	491,287
President and Principal Financial Officer	2009	217,363	–	(84,893)	12,000	132,470

(a)
For fiscal 2010, the amount reported as salary includes the following accrued salary to be paid in fiscal 2011:  $57,692 for Mr. Vilbaum and $110,769 for Mr. Agaian.  For fiscal 2009, the amount reported as salary includes the following amounts paid in fiscal 2010: $51,923 for Mr. Vilbaum and $58,901 for Mr. Agaian.

(b)
Represents the stock-based compensation recognized in accordance with ASC 718. Option awards are valued at the fair value on the grant date using a Black-Scholes model. Assumptions made in the valuation of option awards are discussed in Note 5 to the consolidated financial statements.

(c)
On April 23, 2008, we granted to Mr. Vilbaum three million stock options, exercisable at $0.165 per share. Stock options to purchase one million shares vested on April 23, 2008 and expire on April 22, 2011. Stock options to purchase an additional one million shares vested on April 23, 2009 and expire on April 22, 2012. Options to purchase a further one million shares are to vest on April 23, 2010 and expire on April 22, 2013.  The total grant date fair value of those options was $438,835.

(d)
On September 29, 2009, the Company granted to each of Dmitry Vilbaum and Dr. Alexandre Agaian stock options to purchase 4,500,000 shares of common stock, exercisable until September 29, 2012 at $0.10 per share.  The stock options vested on October 29, 2009.  For each, the total grant date fair value of such options was $366,805.

(e)
On January 20, 2010, the Company granted to each of Mr. Vilbaum and Mr. Agaian one million stock stock options, exercisable for five years at $0.10 per share. For each, the total grant date fair value of such options was $59,374.

(f)
On January 20, 2010, the Company granted to each of Mr. Vilbaum and Mr. Agaian one million stock stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date.  For each, the total grant date fair value of such options was $89,661.

(g)
On October 27, 2010, the Company granted to each of Mr. Vilbaum and Mr. Agaian stock options to purchase five million shares of common stock, exercisable until October 27, 2015 at $0.03 per share.  For each, the total grant date fair value of such options was $149,626.

(h)
In 2008, we granted to Mr. Agaian 5 million stock options, which remained subject to vesting and exercisability conditions as follows:  two million stock options, exercisable for four years at $0.20 per share, to vest upon receipt by the Company of third party financing (in debt or equity) in the amount of at least $10 million during the first year of the employment term; one million stock options, exercisable for four years at $0.40 per share, to vest on July 21, 2009; one million stock options, exercisable for five years at $0.60 per share, to vest on July 21, 2010; and one million stock options, exercisable for six years at $0.90 per share, to vest on July 21, 2011.  The total grant date fair value of such options was $658,736.  On March 27, 2009, Dr. Agaian elected to forfeit the five million stock options granted to him.  An amount of $451,698 was recorded in fiscal 2009 in connection with the forfeiture.

(i)
This column reports the total amount of perquisites and other benefits provided, if such total amount exceed $10,000. For Mr. Agaian, the amount refers to an allowance, for the lease and related expenses of an automobile, not to exceed $12,000 per year.

In general, compensation payable to a named executive officer consists of a base salary.  We had written employment agreements with our Chief Executive Officer and President during our 2010 fiscal year.  In addition, we have granted stock options to a named executive officer from time to time as determined by the Board of Directors.  In fiscal 2009 and 2010, in order to conserve cash and postponement of payment of salary, we have granted stock options to a named executive officer.  Our compensation system has generally not been tied to performance based conditions other than the passage of time.  Mr. Agaian’s employment agreement provides for eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, however, the Board has not yet adopted the criteria for such bonus.

Employment Agreement with CEO

On April 23, 2008, the Company entered into an employment agreement with Dmitry Vilbaum, the Company’s Chief Executive Officer, effective April 23, 2008. The employment term expires in April 2011. Mr. Vilbaum is entitled to: an annual salary at the rate of $150,000; an annual performance based bonus in an amount equal to 5% of the Company’s consolidated net profit, except if terminated for cause; and is also entitled to other bonuses, performance-based or otherwise, and an annual increase in salary, as the Company’s Board of Directors may determine in its discretion. Also, under the employment agreement, Mr. Vilbaum is entitled to medical and dental insurance, twelve sick days per year, three weeks vacation, and participation in employee benefit plans that the Company may adopt. In connection with the employment agreement, on April 23, 2008, the Company granted to Mr. Vilbaum stock options to purchase three million shares of the Company’s common stock, vesting over a three year period and exercisable for three years from vesting at $0.165 per share. The Company may earlier terminate the employment of Mr. Vilbaum under the employment agreement for the following reasons: (a) death; (b) because of physical injury or illness if Mr. Vilbaum is unable to materially perform his duties; (c) upon two months’ prior written notice, if determined by majority vote of the Company’s Board of Directors at a duly constituted meeting; or

(d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Mr. Vilbaum’s employment for any reason other than for cause, the Company is to pay him four months of salary as severance.  On January 3, 2011, the Board of Directors approved resolutions increasing the annual base salary of Dmitry Vilbaum to the rate of $200,000 per year, effective January 8, 2011.

Employment Agreement with President

On August 29, 2008, the Company entered into employment agreement, dated as of July 21, 2008, with Dr. Alexandre Agaian.  The employment term expires in July 2011.  The employment agreement provides for:  a base salary at the rate of $200,000 per year for the first year, and at a rate of $240,000 per year for the next two years; a sign-on bonus of $20,000; family health insurance with premiums not exceeding $14,000 per year; an automobile allowance not to exceed $12,000 per year; twelve sick days per year; three weeks vacation per year; ten holidays; participation in the Company’s 401(k) plan or such other plan as the Company may adopt; a business cell phone; certain reimbursement for business travel; eligibility for a performance-based bonus upon achievement of performance targets and thresholds to be established by the Board of Directors, such as achievement of certain market price, business performance, or other criteria, determined by the Board of Directors in its reasonable discretion, for which he would be entitled to a bonus of 100% of his base salary upon achievement of 100%-120% of the performance target, and a bonus of up to, in the discretion of the Board of the Directors, 200% of his base salary, for achievement of more than 120% of the performance target.  In connection with the employment agreement, he received a grant of stock options to purchase five million shares of the Company’s common stock, subject to vesting and exercisability conditions, at prices of $0.20 to $0.60 per share for four to six years.   Effective March 27, 2009, Dr. Agaian elected to forfeit the five million stock options.  The employment agreement may be earlier terminated for the following reasons: (a) death; (b) because of physical injury or illness, upon 30 days’ prior written notice, if Dr. Agaian is unable to materially perform his duties for a continuous period of 120 days with no expectation of return within a reasonable time; (c) upon three months’ prior written notice, at the option of either Dr. Agaian or the Company, without cause, in which event the Company shall have the right to require Dr. Agaian not to perform any services for the Company until the termination becomes effective, subject to payment to the salary for three months; or (d) for reasons of cause, as such term is defined in the employment agreement. If the Company terminates Dr. Agaian’s employment for any reason other than for cause, all fringe benefits provided for in the employment agreement shall continue for three months from the effective date of termination and stock options are to vest on the next anniversary date following the date of termination shall become vested.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning outstanding option awards held by the named executive officers as at December 31, 2010.  We have not granted stock awards to a named executive officer.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Dmitry Vilbaum	250,000	–	–	0.21	9/24/2011
Dmitry Vilbaum	5,000,000	–	–	0.16	8/12/2012
Dmitry Vilbaum	1,000,000	–	–	0.22	9/30/2012
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2011
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2012
Dmitry Vilbaum	1,000,000	–	–	0.165	4/23/2013
Dmitry Vilbaum	4,500,000	–	–	0.10	9/29/2012
Dmitry Vilbaum	1,000,000	–	–	0.10	1/20/2015
Dmitry Vilbaum	–	–	1,000,000	0.10	1/20/2015
Dmitry Vilbaum	5,000,000	–	–	0.03	10/27/2015
Dr. Alexandre Agaian	4,500,000	–	–	0.10	9/29/2012
Dr. Alexandre Agaian	1,000,000	–	–	0.10	1/20/2015
Dr. Alexandre Agaian	–	–	1,000,000	0.10	1/20/2015
Dr. Alexandre Agaian	5,000,000	–	–	0.03	10/27/2015

Stock Incentive Plan

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. The purposes of the plan are to attract and retain such persons by providing competitive compensation opportunities, to provide incentives for those who contribute to the long-term performance and growth of our company, and to align employee interests with those of our shareholders.  The plan is administered by the Board of Directors.  The plan prohibits the repricing of awards.  The maximum aggregate number of shares of common stock that may be granted under the plan is five million shares, subject to an evergreen provision, provided that not more than one million shares may be issued as awards of incentive stock options.  The evergreen provision provides that for a period of nine years from the adoption date of the plan, the aggregate number of shares of common stock that is available for issuance under the plan shall automatically be increased by that number of shares equal to five percent of our outstanding shares, on a diluted basis, or such lesser number of shares as determined by the Board of Directors.  Unless terminated earlier by the Board of Directors, the plan will terminate on December 28, 2015. As of December 31, 2010, no shares have been issued under the plan and there were two million stock appreciation rights outstanding under the plan.

Director Compensation

In fiscal year 2010, we did not compensate directors for their services on the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                   RELATED STOCKHOLDER MATTERS

Security Ownership

The tables below set forth information, as of February 17, 2011, concerning the shares of our common stock beneficially owned by our Named Executive Officers, by each director, and by such persons as a group, and by each person whom we know beneficially own more than five percent of our of common stock.  This information was determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, and is based upon the information provided by the persons listed below.

All persons named in the table below, except as indicated by the footnotes to the tables, have the sole voting and dispositive power with respect to common stock that they beneficially own, based on information available to the Company. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares that are acquirable within 60 days upon exercise of options and warrants.

	Shares Beneficially Owned
	Common	Additional shares	% of
Name of Beneficial Owner (a)	Stock	acquirable within 60 days	Class
Officers and Directors
Dmitry Vilbaum (b)(c)(d)	10,000,000	31,750,000	26.4
Dr. Alexandre Agaian (b)(c)	10,000,000	22,500,000	21.9
Sergey Sulgin (b)	10,000,000	10,000,000	14.7
Roman Rozenberg (e)	1,532,998	3,000,000	3.5
All officers and directors as a group (4 persons)	31,532,998	67,250,000	51.1
5% Security Holders
Esterna Ltd. (f)	35,275,483	21,000,000	38.2
Dan Brecher (g)	5,476,499	12,350,000	12.9
James Reardon (h)	5,768,000	11,638,300	12.7

(a)
Unless otherwise indicated, the address of each person is c/o Terra Energy & Resource Technologies, Inc., 99 Park Avenue, 16th Floor, New York, New York 10016  As of February 17, 2011, we had 126,126,684 shares outstanding.  The table does not include, nor give effect to, stock appreciation rights.

(b)	Includes warrants to purchase 10,000,000 shares of common stock, exercisable until March 27, 2012 at $0.05 per share.
(c)
Includes stock options to purchase 4,500,000 shares of common stock at $0.10 per share until September 29, 2012, 1,000,000 shares at $0.10 per share until January 20, 2015, 5,000,000 shares at $0.03 per share until October 27, 2015, and 2,000,000 shares at $0.04 per share until January 3, 2016.

(d)
Includes stock options to purchase shares of common stock as follows:  1,000,000 shares at $0.165 per share until April 23, 2011; 250,000 shares at $0.21 per share until September 24, 2011; 1,000,000 shares at $0.165 until April 23, 2012; 1,000,000 shares at $0.165 until April 23, 2013; 5,000,000 shares at $0.16 per share until August 12, 2012; and 1,000,000 shares at $0.22 per share until September 30, 2012.

(e)	Includes warrants to purchase 3,000,000 shares of common stock, exercisable at $0.05 per share until April 1, 2012.
(f)
Its address is 50 Agias Zonis Street, CY 3090 Limassol, Cyprus.  The person with voting and dispositive powers over the shares are Mikhail Gamzin and Evgeny Roytman.  Includes warrants to purchase 20,000,000 shares of common stock, exercisable at $0.05 per share until March 27, 2012, and warrants to purchase 1,000,000 shares, exercisable at $0.05 per share until April 27, 2012.

(g)
Address is c/o 99 Park Ave, New York, NY 10016.  Includes securities held through his retirement plans and accounts.  For purposes hereof, includes 150,000 shares held by a trust of which he is a trustee but not a beneficiary and he disclaims any beneficiary ownership of such shares. Includes warrants to purchase 6,800,000 shares of common stock, exercisable at $0.05 per share until November 24, 2014.  Includes stock options to purchase 4,500,000 shares of common stock at $0.22 per share until September 30, 2012, 50,000 shares at $0.10 per share until January 20, 2015, 500,000 shares at $0.03 per share until October 27, 2015, and 500,000 shares at $0.04 per share until January 3, 2016.

(h)
Address is c/o 115 Old Kings Highway South, Suite 150, Darien, CT 06820.  For purposes hereof, includes securities beneficially owned by his spouse and entities controlled by him or his spouse, including Outrigger Investments, Inc., and Arista Capital Group, LLC.  Includes warrants, exercisable at $0.05 per share, to purchase:  4,000,000 shares until September 30, 2012; 226,800 shares until March 26, 2013; 200,000 shares until March 15, 2015; 168,000 shares until October 27, 2015; and 400,000 shares until November 2, 2015.  Includes stock options to purchase shares of common stock as follows:  900,000 shares at $0.05 per share until August 20, 2014; an aggregate of 150,000 shares at prices ranging from $0.04 to $0.10 per share and expiring on various dates between October 1, 2014 and December 1, 2014; 3,500,000 shares at $0.05 per share until September 28, 2015; and an aggregate of 2,142,500 shares at prices ranging from $0.04 to $0.10 per share and expiring on various dates between January 1, 2015 and January 1, 2016.

Changes in Control

We do not have any arrangements and are not aware of any arrangement that may result in a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table set forth outstanding securities authorized for issuance under equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by securities holders	2,000,000	(a)	$0.10	3,000,000
Equity compensation plans not approved by security holders	56,685,720		$0.11	–
Total	58,685,720		$0.11	3,000,000

(a)   Refers to stock appreciation rights to be settled in cash.

Plans in the Shareholder Approved Category

Our 2005 Stock Incentive Plan provides for various types of awards, including stock options, stock awards, and stock appreciation rights, denominated in shares of our common stock to our employees, officers, non-employee directors and agents, and those of our participating subsidiaries. The plan provides for the issuance of up to 5,000,000 shares of our common stock, subject to an evergreen provision, pursuant to awards granted under the plan.  To date, only the following types of awards have been granted under the plan:  (i) nonincentive stock options, all of which were terminated by its terms; and (ii) stock appreciation rights.  A nonincentive stock option entitles the holder to purchase a share of our common stock for a period of five years from grant at a purchase price no less than the fair market value of the common stock on the day of grant.  A stock appreciation right entitles the holder to a payment in cash, equal to the difference between a base price established at the date of grant of the stock appreciation right and the fair market value of the underlying stock at exercise.  As of December 31, 2010, no shares have been issued under the plan and two million stock appreciation rights were outstanding under the plan.

Plans Not in the Shareholder Approved Category

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

On April 23, 2008, we granted to Dmitry Vilbaum, 3,000,000 stock options, exercisable at $0.165 per share. Stock options to purchase one million shares expire on each of April 22, 2011, 2012 and 2013.

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

On August 20, 2009, the Company entered into a consulting agreement, as subsequently amended, with Outrigger Investments, Inc., pursuant to which the Company issued stock options to purchase:  900,000 shares at $0.05 per share until August 20, 2014; 150,000 shares at prices ranging from $0.04 to $.10 per share until various dates between October 2014 and December 2014; and 300,000 shares at prices ranging from $0.06 to $0.10 per share until varies dates between January 2015 and June 2015.

On September 29, 2009, the Company granted to each of Dmitry Vilbaum and Dr. Alexandre Agaian, stock options to purchase 4,500,000 shares of common stock, exercisable until September 29, 2012 at $0.10 per share.

On December 8, 2009, the Company entered into a consulting arrangement with Ivan Raylyan, as subsequently amended, pursuant to which the Company issued stock options to purchase:  50,000 shares at $0.027 per share until December 7, 2012; 600,000 shares at prices ranging from $0.047 to $0.11 per share until various dates in 2013.  .

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

On June 1, 2010, the Company entered into an agreement for consulting services, as amended, through June 30, 2011.  Pursuant to the consulting agreement, in June 2010, the Company issued to the consultant stock options to purchase an aggregate of 6,000 common shares, exercisable for five years at $0.07 per share, and the Company agreed to issue on a monthly basis additional options to purchase 2,000 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  Between July 2010 and December 2010, the Company issued an aggregate of 12,000  options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.

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

Pursuant to a consulting agreement with Outrigger Investments, Inc., for services from July 1, 2010 to October 28, 2010. the Company issued to the consultant options to purchase 3,500,000 shares of common stock, exercisable for five years at $0.05 per share, in the three months ended September 30, 2010, and an additional 100,000 options, exercisable for five years at $0.04 per share, in October 2010.

On July 1, 2010, the Company entered into a consulting agreement with Arista Capital Group, LLC for services for a period of one year.  Pursuant to the consulting agreement, the consultant is entitled to, on a monthly basis, options to purchase 49,500 shares of common stock, exercisable for five years and with an exercise price equal to the closing price of the Company's common stock on the last trading day prior to issuance.  Effective October 1, 2009, the number of options was reduced to 49,000 options.  In the six months ended December 31, 2010, the Company issued an aggregate of 295,500 options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.  In October and November 2010, the Company issued an additional 98,000 options, exercisable at prices ranging from $0.04 to $0.06 per share, under the consulting arrangement.

On August 6, 2010, in connection with an analysis services project, the Company issued to three consultants options to purchase an aggregate of 600,000 shares of common stock, exercisable for three years at $0.05 per share.

On October 15, 2010, the Company issued 300,000 options to a consultant, exercisable for five years at $0.04 per share.

On October 27, 2010, the Company granted stock options, exercisable for five years at $0.03 per share, to several employees and a consultant, as follows:  Alexandre Agaian, President, 5,000,000 options; Dmitry Vilbaum, Chief Executive Officer, 5,000,000 options; Susan Fox, 100,000 options; Kenneth Oh, 500,000 options, and Dan Brecher, 500,000 options.

On December 1, 2010, pursuant to an agreement with James Reardon for consulting services, the Company issued to the consultant 1,400,000 options, exercisable for five years at $0.05 per share.

In the year ended December 31, 2010, in connection with the sale of securities pursuant to a private placement, the Company issued to the placement agent warrants, exercisable for three years at $0.05 per share, to purchase 1,049,720 shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
                   INDEPENDENCE

Agreements with the Institute

On April 27, 2009, we entered into an agreement with the Institute pursuant to which our exclusive license and service arrangements with the Institute, each dated as of December 15, 2008, were terminated and pursuant to which we acquired certain technologies of the Institute which related to our analysis services.  The Institute is a Lichtenstein corporation which specializes in the development and application of remote sensing and geographic information technologies. The Institute is owned and operated by Ivan Raylyan.

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

Transactions with Directors and Officers

In 2007, an officer loaned the Company an aggregate of $4,888 and was repaid in the three months ended March 31, 2010.  Another officer loaned the Company an aggregate of $40,000 in the three months ended December 31, 2009 and was repaid in the three months ended March 31, 2010, and lent an additional $5,000 in the three months ended September 30, 2010 and was repaid in the three months ended December 31, 2010.  The loans were unsecured and non-interest bearing and had no specific repayment terms.

As of December 31, 2007, two persons, Dan Brecher and Ivan Raylyan, who at the time of the loans were affiliates of the Company, had lent the Company monies in the amounts of $295,322 and $106,087, and a former related party loaned $39,968 to the Company.  The loans were unsecured, non-interest bearing and have no specific repayment terms.  In December 2007, each of Mr. Brecher and Mr. Raylyan agreed to defer the repayment of monies advanced by him to the Company until the earlier of June 1, 2008 or such time that monies become available, out of future monies either raised by the Company and its affiliated entities or monies received as revenue at the rate of 8% of such monies raised or received until fully repaid.  On November 25, 2009, the Company entered into an agreement with Mr. Brecher pursuant to which the Company issued 3,400,000 shares of common stock and warrants, exercisable for five years at $0.05 per share, to purchase 6,800,000 shares of common stock in connection with the conversions of an aggregate of $100,000 of debt, and agreed that the remaining debt shall bear interest at 9% per annum.

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

Director Independence

Our Board currently consists of four members, each of whom, other than our Chief Executive Officer, Mr. Vilbaum, and our President, Dr. Agaian, are independent directors.  For purposes of determining independence, we are applying the independence standards of the Nasdaq Stock Market LLC.  Reference is made to Item 10 of Part III of this Report on Form 10-K for additional information about our Board and Board Committees, including their composition.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Fees for audit services provided by MaloneBailey, LLP, our current principal independent registered public accounting firm, for 2010 and 2009 were $75,000 and $65,000, respectively.  Fees for audit services provided by Kempisty & Company, Certified Public Accountants, P.C., our former principal independent registered public accounting firm, for 2009 was $60,000.  Audit fees consist of the aggregate fees billed for the audits of our annual financial statements, reviews of our interim financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policies and Procedures

Our Board of Directors has a policy that requires pre-approval of all audit, audit-related, tax services, and other services, including non-audit services, performed by our independent registered public accounting firm.  All services performed by our current and former principal independent registered public accounting firms in our fiscal years ended December 31, 2010 and 2009 were pre-approved. We do not have a separate audit committee of the Board of Directors.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           List of documents filed as a part of this report:

(1)           Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

(2)           Index to Financial Statement Schedules

Not required.

(3)           Index to Exhibits

Exhibit	Description
3(i)(1)	Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on November 15, 2006)
3(i)(2)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(2) of Form 8-K, filed on November 15, 2006)
3(i)(3)	Certificate of Designation (Incorporated by reference to Exhibit 3(i) of Form 8-K filed on January 4, 2008)
3(i)(4)	Certificate of Amendment of Certificate of Incorporation of Terra Energy & Resource Technologies, Inc. (Incorporated by reference to Exhibit 3(i)(1) of Form 8-K, filed on January 4, 2011)
3(ii)(1)	Bylaws of Terra Energy & Resource Technologies, Inc., as amended December 27, 2007 (Incorporated by reference to Exhibit 3(ii) of Form 8-K filed on January 4, 2008)
10.1	Assignment Agreement (Incorporated by reference to Exhibit 10.6 of Form 10-K filed on April 14, 2010)
10.2	Terra Insight Corporation Stock Purchase Agreement (Incorporated by reference to Exhibit 10.7 of Form 10-K filed on April 14, 2010)
10.3	Assignment Agreement (Incorporated by reference to Exhibit 10.8 of Form 10-K filed on April 14, 2010)
10.4+	Employment Agreement with Dmitry Vilbaum (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on April 28, 2008)
10.5+	Employment Agreement with Alexandre Agaian (incorporated by reference to Exhibit 10.1 of Form 8-K, filed on September 2, 2008)
10.6+	Letter modification to Alexandre Agaian employment agreement (Incorporated by reference to Exhibit 10.5 of Form 8-K filed on April 2, 2009)
10.7+	2005 Stock Incentive Plan, as Restated (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on November 15, 2006)
10.8*+	Form of Stock Options (Incorporated by reference to Exhibit 10.13 of Form 10-K filed on April 14, 2010)
10.9*+	Form of Stock Appreciation Rights (Incorporated by reference to Exhibit 10.14 of Form 10-K filed on April 14, 2010)
10.10	Form of Securities Purchase Agreement with officers (Incorporated by reference to Exhibit 10.3 of Form 8-K filed on April 2, 2009)
10.11	Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 2, 2009)
10.12	Securities Purchase Agreement with investor (Incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 2, 2009)

10.13	Form of warrant issued March 2009 (Incorporated by reference to Exhibit 10.4 of Form 8-K filed on April 2, 2009)
10.14	Agreement regarding voting matters (Incorporated by reference to Exhibit 10.32 of Form 10-K filed on April 15, 2009)
10.15	Form of Consulting Agreement with Roman Rozenberg (Incorporated by reference to Exhibit 10.6 of Form 8-K filed on April 2, 2009)
10.16	Form of Subscription Agreement, September 2009 (Incorporated by reference to Exhibit 10.1 of Form 10-Q filed on November 23, 2009)
10.17	Form of Exchange Agreement (Incorporated by reference to Exhibit 10.22 of Form 10-K filed on April 14, 2010)
10.18	Form of 2009 Subscription Agreement (Incorporated by reference to Exhibit 10.23 of Form 10-K filed on April 14, 2010)
10.19	Form of 2010 Subscription Agreement (Incorporated by reference to Exhibit 10.24 of Form 10-K filed on April 14, 2010)
10.20	Form of Subscription Agreement for Units (Incorporated by reference to Exhibit 10.25 of Form 10-K filed on April 14, 2010)
11	Statement re: computation of per share earnings is hereby incorporated by reference to Part II, Item 8 of this report
16.1	Letter on change in certifying accountant (Incorporated by reference to Exhibit 16.1 of Form 8-K filed on January 21, 2010)
21*	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*  Filed herewith
+  Represents executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated:	April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dmitry Vilbaum	Chief Executive Officer and Director	April 15, 2011
Dmitry Vilbaum

/s/ Dr. Alexandre Agaian	President, Principal Financial Officer and Director	April 15, 2011
Dr. Alexandre Agaian

/s/ Roman Rozenberg	Director	April 15, 2011
Roman Rozenberg

/s/ Sergey Sulgin	Director	April 15, 2011
Sergey Sulgin