Form 10-Q
period 2011-03-31
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2011-05-23
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 23, 2011, we had 126,246,684 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$–	$61,107
Accounts Receivable, Net	51,320	63,319
Prepaid Expenses and Other Current Assets	363	114
TOTAL CURRENT ASSETS	51,683	124,540

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $43,513 and $40,680, respectively	37,130	39,791
TOTAL OTHER ASSETS	37,130	39,791

TOTAL ASSETS	$88,813	$164,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$743,446	$508,068
Stock-Based Liability	79,947	79,947
Short Term Debt	238,792	238,792
Loans Payable – Related Parties	105,765	105,765
Derivative Liabilities	397,841	–
Customer Deposits	126,000	111,900
TOTAL CURRENT LIABILITIES	1,691,791	1,044,472

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 at December 31, 2010 and 2009, respectively	–	–
Common Stock; $.0001 Par Value Shares Authorized 500,000,000 Shares Issued and Outstanding: 126,126,684 and 126,026,684 at March 31, 2011 and December 31, 2010, respectively	12,613	12,603
Additional Paid In Capital	24,864,010	24,536,226
Accumulated Deficit	(26,479,601)	(25,428,970)
TOTAL SHAREHOLDERS’ DEFICIT	(1,602,978)	(880,141)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$88,813	$164,331

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

REVENUES	$–	$84,975

COST OF REVENUES	46,002	44,831

GROSS PROFIT	(46,002)	40,144

OPERATING EXPENSES
Selling, General and Administrative	681,284	321,349
Compensation Expense	271,078	529,192
TOTAL OPERATING EXPENSES	952,362	850,541

OPERATING LOSS BEFORE OTHER INCOME	(998,364)	(810,397)

OTHER INCOME (EXPENSE)
Interest Expense	(2,128)	(4,318)
Other Income (Expense)	(765)	356
(Gain) Loss on derivative liability	(49,374)	–
TOTAL OTHER INCOME (EXPENSE)	(52,267)	(3,962)

NET LOSS	$(1,050,631)	$(814,359)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	126,120,017	108,019,774

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,050,631)	$(814,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Items:
Depreciation	2,833	6,497
Stock Based Compensation	671,261	491,422
Loss on Derivative Liability	49,374	–
Stock Issued for Services	–	6,000
Changes in Operating Assets and Liabilities:
Accounts Receivable	12,000	(56,854)
Prepaid Expenses and Other Current Assets	(250)	(8,086)
Customer Deposits	14,100	–
Accounts Payable and Accrued Expenses	235,378	38,455
NET CASH USED IN OPERATING ACTIVITES	(65,935)	(336,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(172)	(750)
NET CASH USED IN INVESTING ACTIVITIES	(172)	(750)

NET CASH FROM FINANCING ACTIVITIES:
Issuance of Common Stock for cash, net of offering costs	5,000	460,310
Payments on Loans from Third Parties	–	(70,000)
Payments on Loans from Officers	–	(45,723)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	344,587

NET INCREASE/(DECREASE) IN CASH	(61,107)	6,912

CASH - BEGINNING OF YEAR	61,107	17,942

CASH – END OF PERIOD	$–	$24,854

SUPPLEMENTAL INFORMATION:
Cash paid for interest	$917	$–
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of preferred stock to common stock	$–	$–
Common stock and warrants issued for settlement of debt	$–	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheets of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2010, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011.  Certain prior period amounts have been reclassified to conform with current period presentation.

Fair Value Measurements

As defined in ASC 820 “Fair Value Measurements”, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Stock Based Liability	—	—	$79,947	$79,947
Derivative Liability	—	—	$397,841	$397,841

The derivatives listed above are carried at fair value. The fair value amounts in current period earnings associated with the Company’s derivatives resulted from Level 3 fair value methodologies; that is, the Company is able to value the assets and liabilities based on observable market data for similar instruments. This observable data includes the quoted market prices and estimated volatility factors.

Recent Accounting Pronouncements

The Company does not expect any recently issued accounting pronouncements to have a significant impact on our consolidated results of operations, financial position or cash flow.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at March 31, 2011.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

3.           TRANSACTION RELATING TO COMMON STOCK

In the three months ended March 31, 2011, the Company sold 0.5 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 common shares, for gross proceeds of $5,000.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

In the three months ended March 31, 2011, the Company sold for $250 an option to purchase 250,000 shares of common stock, exercisable for five years at $0.05 per share.

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

March 31, 2011
Risk-free rate	1.24%
Dividend yield	0.00%
Volatility factor	268%-275%
Expected term	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of March 31, 2011, the options and warrants outstanding had an intrinsic value of $113,165

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2010	139,580,120	$0.07
Granted	15,604,000	0.05
Exercised	–	–
Cancelled/forfeited	(15,000)	(0.50)
Balance outstanding at March 31, 2011	155,169,120	$0.07

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at March 31, 2011 were in the following exercise price ranges:

	At March 31, 2011
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.049	17,155,000	4.6	$0.03	17,155,000	$0.03
$0.05 – 0.10	127,613,120	2.6	$0.05	117,613,120	$0.06
$0.11 – 0.15	50,000	2.0	$0.11	50,000	$0.11
$0.16 – 0.20	10,000,000	1.3	$0.16	10,000,000	$0.16
$0.21 – 0.49	10,450,000	1.4	$0.22	10,450,000	$0.22

	165,268,120	2.7	$0.07	155,268,120	$0.07

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights and the associated liability is included in accounts payable.  As of March 31, 2011, the rights have a combined value of $79,947.

In the three months ended March 31, 2011, the Company granted to employees an aggregate of 4,000,000 stock options, exercisable for five years at $0.04 per share.  The stock options were fully vested at the grant date and have a combined value of $159,476 and were fully expensed.

Options to Consultants

In the three months ended March 31, 2011, the Company granted to consultants stock options and warrants to purchase an aggregate of 1,603,000 common shares with a total value of $64,927.  The options were fully vested on the date of grant and were fully expensed during the three months ended March 31, 2011.

On March 7, 2011, the Company entered into an agreement for financing of a prospective exploration project and issued warrants to purchase 10,000,000 shares, exercisable for five years at $0.05 and a warrant to purchase 10,000,000 shares, exercisable, subject to exercisability upon attainment of a license for prospective exploration project, for five years at $0.05 per share.   The Company agreed to file a registration statement covering the shares underlying the warrants and may incur penalty if the registration statement is not effective within six months.  The warrants may be exercised on a cashless basis if the warrant shares are unable to be sold in reliance on an effective registration statement and carry full ratchet anti-dilution protection.  The anti-dilution provision calls for the exercise price of the warrants to be reduced if the Company sells common stock in the future at a price below $0.05.  The Company reserved 20,000,000 shares in escrow in support of the exercise of the warrants.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The first tranche of 10,000,000 of the warrants above were fully vested and non-forfeitable on the date of the agreement and had a fair value of $348,467.  These warrants were expensed during the three months ended March 31, 2011.  In addition, due to the anti-dilution provision described above, these warrants are required to be classified as liabilities at inception under ASC 815-40 “Derivatives and Hedging”.  See Note 6.

The second tranche of 10,000,000 warrants above were not earned by the consultant as of March 31, 2011.  The Company expects they will be earned in June of 2011.  The estimated fair value of these warrants of $397,841 as of March 31, 2011 is being amortized over the estimated performance period.  During the three months ended March 31, 2011, $98,391 was amortized to expense related to these warrants.  These warrants will be revalued at the end of each reporting period until performance has been completed and the total expense will be adjusted based on the final fair value on the date performance is complete.  In addition, on the date performance is complete, the fair value of these warrants will be re-classified from equity to liabilities as a result of the anti-dilution provision discussed above.

5.           RELATED PARTY TRANSACTIONS

As of March 31, 2011, the Company owed Ivan Raylyan, a former officer and director of the Company, $105,765 for advances previously received in 2007.  The advances are non-interest bearing, unsecured and due on demand.

6.           DERIVATIVE LIABILITIES

As discussed in Note 4, the Company granted 10,000,000 warrants during the three months ended March 31, 2011 that contain an anti-dilution provision which causes them to be classified as liabilities under AS 815-40 “Derivatives and Hedging”.  These liabilities will be re-measured and the end of each reporting period and the change in fair value will be reported in earnings.

At inception, these warrants had a fair value of $348,467.  The fair value of these warrants as of March 31, 2011 was $397,841 and the change in fair value of $49,374 was recorded as a loss on derivative liabilities for the three months ended March 31, 2011.

7.           SUBSEQUENT EVENTS

In April and May 2011, pursuant to a one-year consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In April and May 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

In May 2011, pursuant to a consulting arrangement for financial and accounting services pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable fiscal quarter, but no less than at the rate of $0.05 per share, the Company issued to SMC International Group, Ltd. an aggregate of 120,000 shares of common stock in exchange for $6,000 in financial and accounting services.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the information set forth in our audited consolidated financial statements for the year ended December 31, 2010, and the related notes, included in our Annual Report on Form 10-K.

INTRODUCTORY NOTE

Our Operations and Plans

During fiscal 2010 and the current fiscal year, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources.  We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.  We need substantial additional capital to conduct or participate in oil exploration activities.  We continue to seek joint ventures or partners for exploration activities, including examining, drilling, operating and financing of such activities.  We will determine our plans for such exploration activities, including farm-ins, based on our ability to fund such projects.  Our source of revenue have been from providing mapping and analytic services to exploration, drilling and mining companies.  In fiscal 2010, we provided analysis services to four customers pursuant to which we generated $266,932 in revenues.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.64 million and $0.92 million at March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011 and December 31, 2010, we had cash of approximately $0 and $61,000, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended March 31, 2011, revenues from services decreased by $84,975 to $0 from $84,975 in the three months ended March 31, 2010.  During the three months ended March 31, 2011, we were primarily in negotiations with international mineral and oil companies and foreign natural resource agencies to render services.  We rendered mapping services pursuant to minor service contracts during the three months ended March 31, 2010.  Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The decrease in revenue arose principally from our seeking to perform services for an ownership or royalty interest in projects or leaseholds rather than for a cash service fee, while we were engaged in negotiations to render services.  In addition, we were concentrating on seeking potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the three months ended March 31, 2011 and 2010 were $46,002 and $44,831, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Our fees payable to the Institute under our prior arrangement with the Institute were subject to negotiation on a per project basis and accordingly our costs varied on a project basis.  On April 27, 2009, we terminated our license and services arrangement with the Institute and acquired certain of its technologies that we have utilized in our operations.  Based on our historical activities, we anticipate that our costs of revenue will ordinarily be approximately 60% of revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 increased by $101,821, or 12%, to $952,362 from $850,541 in the three months ended March 31, 2010.  Operating expenses for the three months ended March 31, 2010 as a percentage of revenue were approximately 1,000%.

Operating expenses for the three months ended March 31, 2011 consisted primarily of professional expenses of approximately $106,475, consulting fees of $516,785, employee salaries and benefits of approximately $111,602, rent expenses of $7,500, travel expenses of approximately $11,152, and stock based compensation of approximately $159,476.  Operating expenses for the three months ended March 31, 2010 consisted primarily of professional fees of approximately $103,878, employee salaries and benefits of approximately $187,547, consulting fees of $92,398, travel expenses of approximately $17,898, and stock based compensation of $570,255.

Our operating expenses increased during the three months ended March 31, 2011 in comparison to the three months ended March 31, 2010 because we were engaged in more significant prospective service projects in 2011.  This has increased selling, general and administrative expenses, offset by a decrease in compensation expenses.

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

Interest Expense

In the three months ended March 31, 2011 and 2010, we had net interest expense of $2,128 and $3,962, respectively.  The decrease in net interest expense is primarily due to a decrease in interest expenses associated with loans.

Net Loss

The net losses for the three months ended March 31, 2011 and 2010 were $1,050,631 and $814,359, respectively.  The increase in net loss during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 principally resulted from an increase in selling, general and administrative expenses, offset by a decrease in compensation expense.  For the three months ended March 31, 2011 and 2010, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, short-term loans, and sales of non-controlling interests in limited partnerships.  During the three months ended March 31, 2011, our cash decreased by $61,107.  Of the decrease in cash, $65,935 was used in operating activities, $172 was used in investing activities and $5,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $65,935 for the three months ended March 31, 2011, as compared with deficit cash flows of $336,925 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, cash flows from operating activities resulted in deficit cash flows of $65,935, primarily due to a net loss of $1,050,631,plus non-cash charges of $984,696, adjustments for a decrease in accounts receivable of $12,000, an increase in prepaid expenses and other current assets of $250, an increase in customer deposits of $14,100, an increase in derivatives liabilities of 49,374, and an increase accounts payable and accrued expenses of $235,378.  The most significant driver behind our non-cash working capital was charges for stock based compensation of $671,261.

For the three months ended March 31, 2010, cash flows from operating activities resulted in deficit cash flows of $336,925, primarily due to a net loss of $814,359, plus non-cash charges of $503,919, adjustments for an increase in accounts receivable of $56,854, an increase in prepaid expenses and other current assets of $8,086, and an increase in accounts payable and accrued expenses of $38,455. The most significant driver behind the decrease in our non-cash working capital was charges for stock based compensation of $491,422.

Investing Activities

For the three months ended March 31, 2011 and 2010, cash flows from investing activities resulted in a deficit of $172 and $750, respectively, due to the purchase of fixed assets.

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

Financing Activities

For the three months ended March 31, 2011, cash provided by financing activities was $5,000 from the sales of units of common stock and warrants and the sale of options to an investor.  For the three months ended March 31, 2010, cash provided by financing activities was $344,587, consisting of $460,310 from the sales of units of common stock and warrants to several investors, and repayments of loans in the amount of $115,723.

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

Our current business plan for the next twelve months calls for us to perform our exploration technology services to other companies and to farm-in on eight to twelve prospects.  This business plan calls for our company to raise approximately $7.1 million in the next twelve months.  If we are unable to raise such funding, we will not be able to act on our business plan as we currently intend.  To the extent we raise a lesser amount, we will only be able to act on our business plan on a limited basis.

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

As of March 31, 2011, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2011.  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

In April and May 2011, pursuant to a one-year consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In April and May 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

In May 2011, pursuant to a consulting arrangement for financial and accounting services pursuant to which the Company agreed to pay half of the fees due to the consultant through the issuance of shares of common stock, based on the average market bid price during the 30 day period preceding the applicable fiscal quarter, but no less than at the rate of $0.05 per share, the Company issued to SMC International Group, Ltd. an aggregate of 120,000 shares of common stock in exchange for $6,000 in financial and accounting services.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: May 23, 2011	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: May 23, 2011	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer