Form 10-Q
period 2011-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2011-08-19
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

As of July 19, 2011, we had 126,246,684 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$5,375	$61,107
Accounts Receivable, Net	191,819	63,319
Prepaid Expenses and Other Current Assets	5,370	114
TOTAL CURRENT ASSETS	202,564	124,540

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $46,210 and $40,680, respectively	35,033	39,791

TOTAL ASSETS	$237,597	$164,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$883,242	$508,068
Stock-Based Liability	48,770	79,947
Short Term Debt	238,792	238,792
Loans Payable – Related Parties	105,765	105,765
Derivative Liabilities	247,829	–
Customer Deposits	135,898	111,900
TOTAL CURRENT LIABILITIES	1,660,295	1,044,472

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 at June 30, 2011 and December 31, 2010, respectively	–	–
Common Stock; $.0001 Par Value Shares Authorized 500,000,000 Shares Issued and Outstanding: 126,246,684 and 126,026,684 at June 30, 2011 and December 31, 2010, respectively	12,733	12,603
Additional Paid In Capital	24,876,459	24,536,226
Accumulated Deficit	(26,311,890)	(25,428,970)
TOTAL SHAREHOLDERS’ DEFICIT	(1,422,698)	(880,141)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$237,597	$164,331

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Month Ended June 30,		Six Month Ended June 30,
	2011	2010	2011	2010

REVENUES	$268,950	$80,000	$268,950	$164,975

COST OF REVENUES	43,371	40,350	89,373	44,118

GROSS PROFIT	225,579	39,650	179,577	120,857

OPERATING EXPENSES
Selling, General and Administrative	120,498	135,794	801,782	456,856
Compensation Expense	89,272	81,134	360,350	651,389
TOTAL OPERATING EXPENSES	209,770	216,928	1,162,132	1,108,245

OPERATING INCOME (LOSS) BEFORE OTHER INCOME	15,809	(177,278)	(982,555)	(987,388)

OTHER INCOME (EXPENSE)
Interest Income / (Expense)	652	(2,538)	(1,476)	(6,856)
Gain on derivative liability	150,011	-	100,637	-
Other Income (Expense)	1,239	1,062	(474)	1,131
TOTAL OTHER INCOME (EXPENSE)	151,902	(1,476)	99,635	(5,725)

NET INCOME (LOSS)	$167,711	$(178,754)	$(882,920)	$(993,113)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$0.00	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	126,201,849	119,860,270	126,160,607	113,972,730

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(882,920)	$(993,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Items:
Depreciation	5,530	12,495
Stock Based Compensation	652,652	399,397
Gain on Derivative Liability	(100,637)	–
Changes in Operating Assets and Liabilities:
Accounts Receivable	(128,500)	(46,854)
Prepaid Expenses and Other Current Assets	(5,256)	(866)
Accounts Payable and Accrued Expenses	375,173	(30,790)
Deferred Income	23,998	10,795
NET CASH USED IN OPERATING ACTIVITES	(59,960)	(648,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(772)	(1,110)

NET CASH FROM FINANCING ACTIVITIES:
Issuance of Common Stock for cash, net of offering costs	5,000	808,310
Payments on Loans from Third Parties	–	(110,000)
Payments on Loans from Officers	–	(45,210)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	653,100

NET INCREASE/(DECREASE) IN CASH	(55,732)	3,054

CASH - BEGINNING OF YEAR	61,107	17,942

CASH – END OF PERIOD	$5,375	$20,996

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,476	$6,856
Cash paid for income taxes	$–	$–

See notes to consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheets of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2010, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011.  Certain prior period amounts have been reclassified to conform with current period presentation.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Stock Based Liability	—	—	$48,770	$48,770
Derivative Liability	—	—	$247,829	$247,829

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at June 30, 2011.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

3.	TRANSACTIONS RELATING TO COMMON STOCK

In the six months ended June 30, 2011, the Company sold 0.5 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 common shares, for gross proceeds of $5,000.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

In the six months ended June 30, 2011, the Company sold for $250 an option to purchase 250,000 shares of common stock, exercisable for five years at $0.05 per share.

In the six months ended June 30, 2011, the Company, pursuant to a consulting arrangement for financial and accounting services, issued an aggregate of 120,000 shares of common stock with an agreed value of $6,000.  The common stock had a fair value of $4,800 on the date of grant, which was expensed during the six months.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	STOCK OPTIONS AND WARRANTS

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

June 30, 2011
Risk-free rate	1.76%
Dividend yield	0.00%
Volatility factor	268%-275%
Expected term	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of June 30, 2011, the options and warrants outstanding had an intrinsic value of $0.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2010	139,680,120	$0.07
Granted	15,603,000	0.05
Exercised	–	–
Cancelled/forfeited	(15,000)	(0.50)
Balance outstanding at March 31, 2011	155,268,120	$0.07
Granted	156,000	0.05
Exercised	–	–
Cancelled/forfeited	(1,000,000)	(0.165)
Balance outstanding at June 30, 2011	154,424,120	$0.07

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at June 30 were in the following exercise price ranges:

	At June 30, 2011
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.049	17,155,000	4.4	$0.03	17,155,000	$0.03
$0.05 – 0.10	117,769,120	2.1	$0.06	117,769,120	$0.06
$0.11 – 0.15	50,000	1.8	$0.11	50,000	$0.11
$0.16 – 0.20	9,000,000	1.2	$0.16	9,000,000	$0.16
$0.21 – 0.49	10,450,000	1.2	$0.22	10,450,000	$0.22

	154,424,120	2.3	$0.07	154,424,120	$0.07

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights.  As of June 30, 2011, the rights have a combined value of $48,770.

In the six months ended June 30, 2011, the Company granted to employees an aggregate of 4,000,000 stock options, exercisable for five years at $0.04 per share.  The stock options were fully vested at the grant date and have a combined value of $159,476 and were fully expensed.

Options to Consultants

In the six months ended June 30, 2011, the Company granted to consultants stock options and warrants to purchase an aggregate of 1,759,000 common shares with a total value of $72,696.  The options were fully vested on the date of grant and were fully expensed during the six months ended June 30, 2011.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The first tranche of 10,000,000 of the warrants above were fully vested and non-forfeitable on the date of the agreement and had a fair value of $348,467.  These warrants were expensed during the six months ended June 30, 2011.  In addition, due to the anti-dilution provision described above, these warrants are required to be classified as liabilities at inception under ASC 815-40 “Derivatives and Hedging”.  See Note 6.

The second tranche of 10,000,000 warrants above were not earned by the consultant as of June 30, 2011.  The Company expects they will be earned in September 2011.  The estimated fair value of these warrants of $297,830 as of June 30, 2011 is being amortized over the estimated performance period.  During the six months ended June 30, 2011, $98,391 was amortized to expense related to these warrants.  These warrants will be revalued at the end of each reporting period until performance has been completed and the total expense will be adjusted based on the final fair value on the date performance is complete.  In addition, on the date performance is complete, the fair value of these warrants will be re-classified from equity to liabilities as a result of the anti-dilution provision discussed above.

5.	RELATED PARTY TRANSACTIONS

As of June 30, 2011, the Company owed Ivan Raylyan, a former officer and director of the Company, $105,765 for advances previously received in 2007.  The advances are non-interest bearing, unsecured and due on demand.

6.	DERIVATIVE LIABILITIES

As discussed in Note 4, the Company granted 10,000,000 warrants during the six months ended June 30, 2011 that contain an anti-dilution provision which causes them to be classified as liabilities under AS 815-40 “Derivatives and Hedging”.  These liabilities will be re-measured and the end of each reporting period and the change in fair value will be reported in earnings.

At inception, these warrants had a fair value of $348,467 which was recorded to consulting expense on the date of grant.  The fair value of these warrants as of June 30, 2011 was $247,829 and the change in fair value of $100,637 was recorded as a gain on derivative liabilities for the six months ended June 30, 2011.

7.	SUBSEQUENT EVENTS

In July and August 2011, pursuant to a consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, as amended, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In July and August 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2011, the Company entered into a new employment agreement, effective as of July 1, 2011, with each of Dmitry Vilbaum, the Company’s Chief Executive Officer, and Dr. Alexandre Agaian, the Company’s President.  In connection with the employment agreements, each executive received a grant of stock options to purchase 5,000,000 common shares, subject to certain vesting, employment and exercisability conditions, as follows:  (1) 2,000,000 options  vested on July 1, 2011, and are exercisable at $0.05 per share until July 1, 2016; (2) 1,000,000 options shall vest on July 1, 2012, and shall be exercisable at $0.10 per share until July 1, 2017; (3) 1,000,000 options shall vest on July 1, 2013, and shall be exercisable at $0.15 per share until July 1, 2018; and (4) 1,000,000 options shall vest on July 1, 2014, and shall be exercisable at $0.20 per share until July 1, 2019.  If the Company terminates the executive’s employment for any reason other than for cause, the stock options are to vest immediately.

In July 2011, the Company agreed to a modification of compensation terms with a provider of consulting arrangement for financial and accounting services.  In connection with services provided with respect to the six month ended June 30, 2011, the Company paid the consultant $1,000 in cash and is to pay an additional $5,000 in cash, and, the Company issued an aggregate of 120,000 shares in exchange for $6,000 in services.  As modified, the Company agreed to pay the consultant $1,000 in cash for each month of services, and is to pay a monthly stock compensation of 35,000 shares.  In addition, the consultant is to receive 90,000 shares in exchange for $4,500 in services as well as any cash amounts previously due.

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

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.46 million and $0.92 million at June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011 and December 31, 2010, we had cash of approximately $5,000 and $61,000, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended June 30, 2011, revenues from services increased by $188,950 to $268,950 from $80,000 in the three months ended June 30, 2010.  For the six months ended June 30, 2011, revenues from services increased by $103,975 to $268,950 from $164,975 in the six months ended June 30, 2010.  During the three and six months ended June 30, 2011, we were primarily in negotiations with international mineral and oil companies and foreign natural resource agencies to render services.  We rendered mapping services pursuant to minor service contracts during the three months ended June 30, 2011.  Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The increase in revenue arose principally because the services performed in the three months ended June 30, 2011 were more significant than the services performed during the three and six months June 30, 2010.  We continue to perform services for a cash service fee, as well for an ownership or royalty interest in projects or leaseholds.  In addition, we seek potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the three months ended June 30, 2011 and 2010 were $43,371 and $40,350, respectively.  Costs associated with revenue for the six months ended June 30, 2011 and 2010 were $89,373 and $44,118, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Based on more recent activities, we anticipate that our costs of revenue will ordinarily be approximately 40% of revenue, however, historically, our costs of revenue have been higher, approximately 60% of revenue.  Costs of revenues vary with the types of services requested.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 decreased by $7,158, or 3%, to $209,770 from $216,928 in the three months ended June 30, 2010.  Operating expenses for the six months ended June 30, 2011 increased by $53,887, or 5%, to $1,162,132 from $1,108,245 in the six months ended June 30, 2010.  Operating expenses for the three and six months ended June 30, 2011 as a percentage of revenue were approximately 78% and 432%, respectively.

Operating expenses for the six months ended June 30, 2011 consisted primarily of professional expenses of approximately $144,275, consulting fees of $497,895, employee salaries and benefits of approximately $232,051, rent expenses of $15,000, travel expenses of approximately $36,265, and stock based compensation of approximately $128,299.  Operating expenses for the three months ended June 30, 2010 consisted primarily of professional and consulting fees of approximately $37,800, employee salaries and stock based compensation of approximately $89,272, stock based compensation decreased by $31,177 due to the revaluation of the stock appreciation rights at period end, and travel expenses of approximately $25,113.

Our operating expenses increased during the three months ended June 30, 2011 in comparison to the three months ended June 30, 2010 because we were engaged in more service activities in 2011.  This has increased selling, general and administrative expenses, compounded by an increase in compensation expenses.

Our operating expenses during the six months ended June 30, 2011 in comparison to the six months ended June 30, 2010 were comparable.  In the six months ended June 30, 2011, in comparison to the six months ended June 30, 2010, we incurred a significant increase in selling, general and administrative expenses, primarily due to consulting fees, offset by a comparable decrease in compensation expenses.

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

Interest Expense

In the three months ended June 30, 2011 and 2010, we had net interest expense of $652 and ($2,538), respectively.  .  The decrease in net interest expense is primarily due to a decrease in interest expenses associated with loans.

In the six months ended June 30, 2011 and 2010, we had net interest expense of ($1,476) and ($6,856), respectively.  The decrease in net interest expense is primarily due to a decrease in interest expenses associated with loans.

Net Loss

The net income for the three months ended June 30, 2011 was $167,711, and the net loss for the three months ended June 30, 2010 was $178,754.  The change to net income from net loss principally resulted from the decrease in operating expenses and the increase in revenues.  For the three months ended June 30, 2011 and 2010, our net income (loss) per common share (basic and diluted) attributable to common shareholders was $0.00 and $(0.00), respectively.

The net losses for the six months ended June 30, 2011 and 2010 were $882,920 and $993,113, respectively.  The decrease in net loss during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 principally resulted from an increase in income.  For the six months ended June 30, 2011 and 2010, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, short-term loans, and sales of non-controlling interests in limited partnerships.  During the six months ended June 30, 2011, our cash decreased by $55,732.  Of the decrease in cash, $59,960 was used in operating activities, $772 was used in investing activities and $5,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $59,960 for the six months ended June 30, 2011, as compared with deficit cash flows of $648,936 for the six months ended June 30, 2010.

For the six months ended June 30, 2011, cash flows from operating activities resulted in deficit cash flows of $59,960, primarily due to a net loss of $882,920, plus non-cash charges of $557,545, adjustments for an increase in accounts receivable of $128,500, an increase in prepaid expenses and other current assets of $5,256, and an increase accounts payable and accrued expenses of $375,173.  The most significant drivers behind our non-cash working capital was charges for stock based compensation of $652,652 and a gain on derivative liability of $100,637.

For the six months ended June 30, 2010, cash flows from operating activities resulted in deficit cash flows of $648,936, primarily due to a net loss of $993,113, plus non-cash charges of $411,892, adjustments for an increase in prepaid expenses and other current assets of $866, an increase in accounts receivable of $46,854, an increase in accounts payable and accrued expenses of $30,790. The most significant driver behind the decrease in our non-cash working capital were charges for stock based compensation of $399,397.

Investing Activities

For the six months ended June 30, 2011 and 2010, cash flows from investing activities resulted in a deficit of $772 and $1,110, respectively, due to the purchase of fixed assets.

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

Financing Activities

For the six months ended June 30, 2011, cash provided by financing activities was $5,000 from the sales of units of common stock and warrants and the sale of options to an investor.  For the six months ended June 30, 2010, cash provided by financing activities was $653,100, consisting of $808,310 from the sales of units of common stock and warrants to several investors, and repayments of loans in the amount of $155,210.

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

As of June 30, 2011, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011.  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We have noted the following deficiency in our control environment:  the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

In the three months ended June 30, 2011, pursuant to a consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, as amended, for services through December 31, 2011, the Company issued an aggregate of 6,000 options, exercisable for five years at $0.05 per share.  In July and August 2011, pursuant to the agreement, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In the three months ended June 30, 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 150,000 options, exercisable for five years at $0.05 per share.  In July and August 2011, pursuant to the agreement, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

In May 2011, pursuant to a consulting arrangement for financial and accounting services pursuant to which the Company issued to SMC International Group, Ltd. an aggregate of 120,000 shares of common stock in exchange for $6,000 in financial and accounting services.  In July 2011, the parties agreed to a modification of the stock compensation terms, pursuant to which the Company agreed to the monthly issuance of 35,000 shares in exchange for $1,750 in services, and a one-time issuance of 90,000 shares, payable as of July 2011, in exchange for $4,500 in services.

On July 1, 2011, the Company entered into a new employment agreement, effective as of July 1, 2011, with each of Dmitry Vilbaum, the Company’s Chief Executive Officer, and Dr. Alexandre Agaian, the Company’s President.  In connection with the employment agreements, each executive received a grant of stock options to purchase 5,000,000 common shares, subject to certain vesting, employment and exercisability conditions, as follows:  (1) 2,000,000 options vested on July 1, 2011, and are exercisable at $0.05 per share until July 1, 2016; (2) 1,000,000 options shall vest on July 1, 2012, and shall be exercisable at $0.10 per share until July 1, 2017; (3) 1,000,000 options shall vest on July 1, 2013, and shall be exercisable at $0.15 per share until July 1, 2018; and (4) 1,000,000 options shall vest on July 1, 2014, and shall be exercisable at $0.20 per share until July 1, 2019.  If the Company terminates the executive’s employment for any reason other than for cause, the stock options are to vest immediately.

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

10.1+	Employment Agreement with Dmitry Vilbaum, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
10.2+	Employment Agreement with Alexandre Agaian, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*      Filed herewith
+      Represents executive compensation plan or agreement
**
To be filed via amendment.  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 19, 2011	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 19, 2011	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer