Form 10-Q/A
period 2011-06-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2011-08-31
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Terra Energy & Resource Technologies, Inc.’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 19, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10-Q.  This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit	Description
11
Statement re: computation of per share earnings is hereby incorporated by reference to "Financial Statements" of Part I - Financial Information, Item 1 – Financial Statements, contained in this Form 10-Q.

10.1+	Employment Agreement with Dmitry Vilbaum, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
10.2+	Employment Agreement with Alexandre Agaian, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
+	Represents executive compensation plan or agreement
**
Filed herewith.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: August 31, 2011	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: August 31, 2011	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer

4