Form 10-Q
period 2011-09-30
TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.
filed 2011-11-21
CIK 1084828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorted period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

As of September 30, 2011, we had 126,506,684 shares of common stock issued and outstanding.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$55,625	$61,107
Accounts Receivable, Net	9,319	63,319
Related Party Loan	33,958	–
Prepaid Expenses and Other Current Assets	11,813	114
TOTAL CURRENT ASSETS	110,715	124,540

OTHER ASSETS
Property and Equipment, Net of Accumulated Depreciation of $47,133 and $40,680, respectively	35,245	39,791

TOTAL ASSETS	$145,960	$164,331

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$742,181	$508,068
Stock-Based Liability	23,027	79,947
Short Term Debt	238,792	238,792
Loans Payable – Related Parties	105,765	105,765
Derivative Liabilities	117,416	–
Customer Deposits	367,410	111,900
TOTAL CURRENT LIABILITIES	1,594,591	1,044,472

SHAREHOLDERS’ DEFICIT
Preferred Stock: $.0001 Par Value, Shares Authorized 25,000,000 Shares Issued and Outstanding: 0 at September 30, 2011 and December 31, 2010, respectively	–	–
Common Stock; $.0001 Par Value Shares Authorized 500,000,000 Shares Issued and Outstanding: 126,541,684 and 126,026,684 at September 30, 2011 and December 31, 2010, respectively	12,655	12,603
Additional Paid In Capital	25,001,386	24,536,226
Accumulated Deficit	(26,462,672)	(25,428,970)
TOTAL SHAREHOLDERS’ DEFICIT	(1,448,631)	(880,141)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$145,960	$164,331

See notes to unaudited consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES	$312,000	$101,957	$580,950	$266,932

COST OF REVENUES	139,351	57,206	228,724	186,939

GROSS PROFIT	172,649	44,751	352,226	79,993

OPERATING EXPENSES
Selling, General and Administrative	116,287	423,347	918,069	880,203
Compensation Expense	327,319	166,168	687,669	731,942
TOTAL OPERATING EXPENSES	443,606	589,515	1,605,738	1,612,145

OPERATING INCOME (LOSS) BEFORE OTHER INCOME	(270,957)	(544,764)	(1,253,512)	(1,532,152)

OTHER INCOME (EXPENSE)
Interest Income / (Expense)	(5,819)	(62,977)	(7,295)	(69,833)
Gain (Loss) on derivative liability	130,413	-	229,479	-
Other Income (Expense)	(4,419)	7,207	(2,374)	8,338
TOTAL OTHER INCOME (EXPENSE)	120,175	(55,770)	219,810	(61,495)

NET LOSS	$(150,782)	$(600,534)	$(1,033,702)	$(1,593,647)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE PER COMMON SHARES OUTSTANDING – BASIC AND DILUTED	126,359,619	123,001,886	126,227,673	117,024,854

See notes to unaudited consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,033,702)	$(1,593,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Non Cash Items:
Depreciation	6,453	12,486
Stock Based Compensation	737,894	653,281
Gain on Derivative Liability	(229,479)	-
Stock for Services	12,293	98,000
Amortization of Debt Discount	–	59,557
Changes in Operating Assets and Liabilities:
Accounts Receivable	54,000	(66,879)
Prepaid Expenses and Related Party Loans	(45,657)	(108)
Deferred Income	255,510	–
Accounts Payable and Accrued Expenses	234,113	314,050
NET CASH USED IN OPERATING ACTIVITES	(8,575)	(523,260)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for purchase of fixed assets	(1,907)	(1,001)

NET CASH FROM FINANCING ACTIVITIES:
Issuance of Common Stock for cash, net of offering costs	5,000	815,594
Loans from Third Parties	–	660,000
Payments on Loans from Third Parties	–	(280,000)
Payments on Loans from Officers	–	(40,210)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	1,155,384

NET INCREASE/(DECREASE) IN CASH	(5,482)	631,123

CASH - BEGINNING OF YEAR	61,107	17,942

CASH – END OF PERIOD	$55,625	$649,065

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$5,437	$30,000
Cash paid for income taxes	$–	$–

See notes to unaudited consolidated financial statements.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.             BASIS OF PRESENTATION

Unaudited Interim Financial Information

The consolidated balance sheets of Terra Energy & Resource Technologies, Inc. (“Terra”), a Delaware corporation, and its subsidiaries (collectively, the “Company”), and the related statements of operations and cash flows have been prepared by the Company, without audit, with the exception of the consolidated balance sheet dated as of December 31, 2010, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company’s financial position and results of operations.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results of operations for the full year or any other interim period.  These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed on April 15, 2011.  Certain prior period amounts have been reclassified to conform with current period presentation.

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

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Stock Based Liability	—	—	$ 23,027	$ 23,027
Derivative Liability	—	—	$117,416	$117,416

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred substantial losses from operations, sustained substantial cash outflows from operating activities, and has both a significant working capital deficiency and accumulated deficit at September 30, 2011.  The above factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations.  The Company is attempting to raise additional financing and has initiated a cost reduction strategy.  Given the Company’s tight cash position, its ability to continue as a going concern is dependent on the Company (1) raising additional equity or debt financing or (2) the Company obtaining sufficient fee revenue from service business to support the operations of the Company.  There can be no assurance that the Company will be successful in either effort.

3.	TRANSACTIONS RELATING TO COMMON STOCK

In the nine months ended September 30, 2011, the Company sold 0.5 units of the Company’s securities, with each unit consisting of 200,000 common shares and warrants, exercisable for five years at $0.05 per share, to purchase 200,000 common shares, for gross proceeds of $5,000.  For each unit sold, the Company paid placement agent fees of 8% of the unit purchase price and warrants, exercisable for three years at $0.05 per share, to purchase 10,000 common shares.

In the nine months ended September 30, 2011, the Company sold for $250 an option to purchase 250,000 shares of common stock, exercisable for five years at $0.05 per share.

In the nine months ended September 30, 2011, the Company, pursuant to a consulting arrangement for financial and accounting services, issued an aggregate of 415,000 shares of common stock with an agreed value of $20,250.  The common stock had a cumulative fair value of $12,293  on the dates of grants, which was expensed during the nine months.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

September 30, 2011
Risk-free rate	1.246%
Dividend yield	0.00%
Volatility factor	239%-276%
Expected term	3-5 years

Where applicable, the Company utilizes the simplified method from SEC Staff Accounting Bulletin 107 for calculation of the expected term.

The Company grants stock options and warrants to employees and outside consultants.  The following tables summarize information about the stock option and warrant transactions, including warrants issued pursuant to financing transactions, for the indicated periods.  As of September 30, 2011, the options and warrants outstanding had an intrinsic value of $0.

	Number of Options/Warrants	Weighted Average Exercise Price
Balance outstanding at December 31, 2010	139,680,120	$0.07
Granted	15,603,000	0.05
Exercised	–	–
Cancelled/forfeited	(15,000)	(0.50)
Balance outstanding at March 31, 2011	155,268,120	$0.07
Granted	156,000	0.05
Exercised	–	–
Cancelled/forfeited	(1,000,000)	(0.165)
Balance outstanding at June 30, 2011	154,424,120	$0.07
Granted	10,156,000	0.11
Exercised	–	–
Cancelled/forfeited	(500,000)	(0.21)
Balance outstanding at September 30, 2011	164,080,120	$0.07

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The stock options and warrants outstanding and exercisable at September 30 were in the following exercise price ranges:

	At September 30, 2011
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options/Warrants	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options/Warrants	Weighted Average Exercise Price
$0.00 – 0.049	17,155,000	4.1	$0.03	17,155,000	$0.03
$0.05 – 0.10	123,925,120	2.1	$0.06	121,925,120	$0.06
$0.11 – 0.15	2,050,000	6.6	$0.15	50,000	$0.15
$0.16 – 0.20	11,000,000	2.2	$0.17	9,000,000	$0.17
$0.21 – 0.49	9,950,000	1.0	$0.22	9,950,000	$0.22

	164,080,120	2.4	$0.07	158,080,120	$0.07

Options to Officers and Employees

In the three months ended March 31, 2010, the Company granted to two employees an aggregate of 2,000,000 stock appreciation rights, exercisable for five years at $0.10 per share. The stock appreciation rights were fully vested at the grant date. The stock appreciation rights are revalued at the end of each reporting period as required by ASC-718 at which time the liability and compensation expense are adjusted.  No shares of the Company’s common stock will be issued pursuant to the exercise of the stock appreciation rights.  As of September 30, 2011, the rights have a combined value of $23,027.   The liability was reduced by $56,920 during the nine months ended September 30, 2011 which resulted in a credit to compensation expense for the same amount.

In the three months ended March 31, 2011, the Company granted to employees an aggregate of 4,000,000 stock options, exercisable for five years at $0.04 per share.  The stock options were fully vested at the grant date and have a combined value of $159,476 and were fully expensed.

In the three months ended September 30, 2011, in connection with employment agreements, the Company granted to employees an aggregate of 10,000,000 stock options, subject to certain vesting, employment and exercisability conditions, as follows:  (1) 4,000,000 options vested on July 1, 2011, and are exercisable at $0.05 per share until July 1, 2016; (2) 2,000,000 options shall vest on July 1, 2012, and shall be exercisable at $0.10 per share until July 1, 2017; (3) 2,000,000 options shall vest on July 1, 2013, and shall be exercisable at $0.15 per share until July 1, 2018; and (4) 2,000,000 options shall vest on July 1, 2014, and shall be exercisable at $0.20 per share until July 1, 2019.  If the Company terminates the executive’s employment for any reason other than for cause, the stock options are to vest immediately. The options had a fair market value of $246,531 on the date of grant.  This amount will be amortized to expense over the related vesting terms.  $120,674 of compensation expense was recognized during the three months ended September 30, 2011 related to these grants.

Options to Consultants

In the nine months ended September 30, 2011, the Company granted to consultants stock options and warrants to purchase an aggregate of 1,915,000 common shares with a total value of $76,044. The options were fully vested on the date of grant and were fully expensed during the nine months ended September 30, 2011.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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

The first tranche of 10,000,000 of the warrants above were fully vested and non-forfeitable on the date of the agreement and had a fair value of $346,895.  These warrants were expensed during the six months ended June 30, 2011.  In addition, due to the anti-dilution provision described above, these warrants are required to be classified as liabilities at inception under ASC 815-40 “Derivatives and Hedging”.  See Note 6.

The second tranche of 10,000,000 warrants above were not earned by the consultant as of September 30, 2011.  The Company expects they will be earned in November 2011.  The estimated fair value of these warrants of $117,416 as of September 30, 2011 is being amortized over the estimated performance period.  During the nine months ended September 30, 2011, $90,691 was amortized to expense related to these warrants.  These warrants will be revalued at the end of each reporting period until performance has been completed and the total expense will be adjusted based on the final fair value on the date performance is complete.  In addition, on the date performance is complete, the fair value of these warrants will be re-classified from equity to liabilities as a result of the anti-dilution provision discussed above.

5.	RELATED PARTY TRANSACTIONS

As of September 30, 2011, the Company owed Ivan Raylyan, a former officer and director of the Company, $105,765 for advances previously received in 2007.  The advances are non-interest bearing, unsecured and due on demand.

As of September 30, 2011, the Company was owed $33,958 from an affiliate, Terra Tasmania Resources Pty. Ltd. which was advanced for a security deposit.

6.	DERIVATIVE LIABILITIES

As discussed in Note 4, the Company granted 10,000,000 warrants during the nine months ended September 30, 2011 that contain an anti-dilution provision which causes them to be classified as liabilities under AS 815-40 “Derivatives and Hedging”.  These liabilities will be re-measured and the end of each reporting period and the change in fair value will be reported in earnings.

At inception, these warrants had a fair value of $346,895 which was recorded to consulting expense on the date of grant.  The fair value of these warrants as of September 30, 2011 was $117,416 and the change in fair value of $229,479 was recorded as a gain on derivative liabilities for the nine months ended September 30, 2011.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	SUBSEQUENT EVENTS

In October and November 2011, pursuant to a consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, as amended, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In October and November 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

In October and November 2011, pursuant to a consulting arrangement for financial and accounting services with SMC International Group, Ltd. entered into May 2011, as amended, the Company issued 85,000 shares in exchange for services.

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

INTRODUCTORY NOTE

Our Operations and Plans

During fiscal 2010 and the current fiscal year, we focused on identifying new technologies for potential acquisition, marketing and promotion of services, and on obtaining additional investment capital to restart our service and exploration efforts, to restructure our operations to reduce our operating costs, and to create case studies demonstrating the value of our proprietary satellite-based sub-terrain prospecting (“STeP”) technology for locating natural resources.  We intend to demonstrate the value of our STeP technology by pursuing a fee for service business model with exploration companies, which may include seeking royalties on the exploration project, as well as a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate a success rate which is better than industry averages and thereby establish the value of our technology while generating minerals and hydrocarbon reserves and internally generating cash flow to support our cost of operations.  We need substantial additional capital to conduct or participate in oil exploration activities.  We continue to seek joint ventures or partners for exploration activities, including examining, drilling, operating and financing of such activities.  We will determine our plans for such exploration activities, including farm-ins, based on our ability to fund such projects.  Our source of revenue have been from providing mapping and analytic services to exploration, drilling and mining companies.  We provided analysis services to customers pursuant to which we generated revenues of $580,950 in the nine months ended September 30, 2011.

Current Status of Operations

We have incurred large operating losses and have a large working capital deficit of approximately $1.48 million and $0.92 million at September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011 and December 31, 2010, we had cash of approximately $56,000 and $61,000, respectively.  These factors raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Revenues

For the three months ended September 30, 2011, revenues from services increased by $210,043 to $312,000 from $101,957 in the three months ended September 30, 2010.  For the nine months ended September 30, 2011, revenues from services increased by $314,018 to $580,950 from $266,932 in the nine months ended September 30, 2010.  During the three and nine months ended September 30, 2011, we were primarily in negotiations with international mineral and oil companies and foreign natural resource agencies to render services.  We rendered mapping services pursuant to minor service contracts during the three and nine months ended September 30, 2011.

Generally, our services on a cash basis are pursuant to individual contracts for specific services to be performed over a short time frame, and are not a recurring source of revenues.  The increase in revenue arose principally because the services performed in the three months ended September 30, 2011 were more significant than the services performed during the three and nine months ended September 30, 2010.  We continue to perform services for a cash service fee, as well for an ownership or royalty interest in projects or leaseholds.  In addition, we seek potential joint venture partners in exploiting our technology and other opportunities presented to us.

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

Cost of Revenues

Costs associated with revenue for the three months ended September 30, 2011 and 2010 were $139,351 and $57,206, respectively.  Costs associated with revenue for the nine months ended September 30, 2011 and 2010 were $228,724 and $186,939, respectively.  Historically, our cost of revenues has consisted primarily of payments to the Institute for analysis services.  Based on more recent activities, we anticipate that our costs of revenue will ordinarily be approximately 40% of revenue, however, historically, our costs of revenue have been higher, approximately 60% of revenue.  Costs of revenues vary with the types of services requested.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 decreased by $145,509, or 25%, to $443,606 from $589,515 in the three months ended September 30, 2010.  Operating expenses for the nine months ended September 30, 2011 decreased by $6,407, or .3%, to $1,605,738 from $1,612,145 in the nine months ended September 30, 2010.  Operating expenses for the three and nine months ended September 30, 2011 as a percentage of revenue were approximately 142% and 276%, respectively.

Operating expenses for the three months ended September 30, 2011 consisted primarily of market partner commissions of $113,750, professional expenses of approximately $68,485, consulting fees of $2,448, employee salaries and benefits of approximately $126,979, rent expenses of $7,500, travel expenses of approximately $3,988, and stock based compensation of approximately $220,788.  Operating expenses for the three months ended September 30, 2010 consisted primarily of professional and consulting fees of approximately $357,036, employee salaries and benefits of approximately $166,168, stock based compensation increase of $50,038 due partially to the revaluation of the stock appreciation rights at period end, rent expense of $7,500, and travel expenses of approximately $16,543.

Our operating expenses decreased during the three months ended September 30, 2011 in comparison to the three months ended September 30, 2010 because we were engaged in more service activities in 2011 and less marketing and capital raising activities in 2011.  This has decreased selling, general and administrative expenses, offset by an increase in compensation expenses.

Operating expenses for the nine months ended September 30, 2011 consisted primarily of market partner commissions of $132,500, professional expenses of approximately $209,768, consulting fees of $544,431, employee salaries and benefits of approximately $374,730, rent expenses of $22,500, travel expenses of approximately $41,654, and stock based compensation of approximately $223,230.  Operating expenses for the nine months ended September 30, 2010 consisted primarily of professional and consulting fees of approximately $615,977, employee salaries and benefits of approximately $374,533, stock based compensation of approximately $357,409, rent expenses of $51,200, and travel expenses of approximately $66,615.

Our operating expenses decreased during the nine months ended September 30, 2011 in comparison to the nine months ended September 30, 2010 because we were engaged in more service activities in 2011 and less marketing and capital raising activities in 2011.  This has increased selling, general and administrative expenses, offset by a decrease in compensation expenses.

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

Interest Expense

In the three months ended September 30, 2011 and 2010, we had net interest expense of $5,819 and $62,977, respectively.  The decrease in net interest expense is primarily due to a decrease in interest expenses associated with loans.

In the nine months ended September 30, 2011 and 2010, we had net interest expense of $7,295 and $69,833, respectively.  The decrease in net interest expense is primarily due to a decrease in interest expenses associated with loans.

Net Loss

The net losses for the three months ended September 30, 2011 and 2010 were $150,782 and $600,534, respectively.  The decrease in net loss principally resulted from decreased compensation expenses, in addition to a decrease in operating expenses, offset by an increase in revenues.  For the three months ended September 30, 2011 and 2010, our net income (loss) per common share (basic and diluted) attributable to common shareholders was $0.00 and $(0.00), respectively.

The net losses for the nine months ended September 30, 2011 and 2010 were $1, 033,702 and $1,593,647, respectively.  The decrease in net loss principally resulted from an increase in revenues, offset by increased compensation expenses and an increase in operating expenses.  For the nine months ended September 30, 2011 and 2010, our net loss per common share (basic and diluted) attributable to common shareholders was $0.01 and $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity have been proceeds generated by the sale of our common stock, convertible debentures, and preferred stock to private investors, short-term loans, and sales of non-controlling interests in limited partnerships.  During the nine months ended September 30, 2011, our cash decreased by $5,482.  Of the decrease in cash, $8,575 was used in operating activities, $1,907 was used in investing activities and $5,000 was provided by financing activities.

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

Operating Activities

Cash flows from operating activities resulted in deficit cash flows of $8,575 for the nine months ended September 30, 2011, as compared with deficit cash flows of $523,260 for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, cash flows from operating activities resulted in deficit cash flows of $8,575, primarily due to a net loss of $1,033,702 plus non-cash charges of $527,161 adjustments for an increase in accounts receivable of $54,000, a decrease in prepaid expenses and other current assets of $45,657, an increase in deferred income of $255,510 and an increase accounts payable and accrued expenses of $234,113.  The most significant drivers behind our non-cash working capital was charges for stock based compensation of $737,894 and a gain on derivative liability of $229,479.

For the nine months ended September 30, 2010, cash flows from operating activities resulted in deficit cash flows of $523,260, primarily due to a net loss of $1,593,647 plus non-cash charges of $704,576, adjustments for an increase in prepaid expenses and other current assets of $108, an increase in accounts receivable of $66,879, an increase in accounts payable and accrued expenses of $314,050. The most significant drivers behind the decrease in our non-cash working capital were charges for stock based compensation of $653,281.

Investing Activities

For the nine months ended September 30, 2011 and 2010, cash flows from investing activities resulted in a deficit of $1,907 and $1,001, respectively, due to the purchase of fixed assets.

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

Financing Activities

For the nine months ended September 30, 2011, cash provided by financing activities was $5,000 from the sales of units of common stock and warrants and the sale of options to an investor.  For the nine months ended September30, 2010, cash provided by financing activities was $1,155,384, consisting of $815,594 from the sales of units of common stock and warrants to several investors, and loans in the amount of $660,000 and principal repayments in the amount of $320,210.

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

As of September 30, 2011, we had 19 employees (including employees of corporate subsidiaries), of which 6 persons worked on a full-time basis.  Our future employment plans are uncertain given our working capital deficit and lack of revenues and are subject to available working capital.

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

In fiscal 2010 and the current fiscal year, we focused on obtaining additional investment capital to restart our service and exploration efforts, and to create case studies demonstrating the value of the STeP technology. We plan to continue such efforts during the next twelve months, subject to the receipt of adequate financing.  We intend to demonstrate the value of our licensed technology by pursuing (i) a fee for service business model with exploration companies, which may include seeking royalties on the exploration project and (ii) a farm-in strategy of investing in drilling projects when our STeP technology concurs with the available seismic studies on the projects.  Our goal is to demonstrate success rates which are better than industry averages and thereby establish the value of our technology while generating hydrocarbon reserves and internally generating cash flow to support our cost of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer of our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2011.  Based on such evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, because of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  We have noted the following deficiency in our control environment:  the number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

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

In the three months ended September 30, 2011, pursuant to a consulting agreement with The Virtual E.A., Inc. effective as of June 1, 2010, as amended, the Company issued an aggregate of 6,000 options, exercisable for five years at $0.05 per share.  In October and November 2011, pursuant to the agreement, the Company issued an aggregate of 4,000 options, exercisable for five years at $0.05 per share.

In the three months ended September 30, 2011, pursuant to a one-year consulting agreement with Ivan Raylyan effective as of January 1, 2011, the Company issued an aggregate of 150,000 options, exercisable for five years at $0.05 per share.  In October and November 2011, pursuant to the agreement, the Company issued an aggregate of 100,000 options, exercisable for five years at $0.05 per share.

In the three months ended September 30, 2011, pursuant to a consulting arrangement for financial and accounting services with SMC International Group, Ltd. entered into May 2011, as amended, the Company issued an aggregate of 195,000 shares in exchange for $9,750 in services, and 100,000 shares in exchange for tax-related services.  In October and November 2011, pursuant to the agreement, the Company issued an additional 85,000 shares.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  (REMOVED AND RESERVED)

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit	Description
10.1+	Employment Agreement with Dmitry Vilbaum, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
10.2+	Employment Agreement with Alexandre Agaian, dated July 1, 2011 (Incorporated by reference to Exhibit 10.1 of Form 8-K, filed on July 6, 2011)
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	The information in Exhibit 101 is “furnished” and not “filed”, as provided in Rule 402 of Regulation S-T.
+	Represents executive compensation plan or agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TERRA ENERGY & RESOURCE TECHNOLOGIES, INC.

Dated: November 21, 2011	By:	/s/ Dmitry Vilbaum
Dmitry Vilbaum
Chief Executive Officer

Dated: November 21, 2011	By:	/s/ Alexandre Agaian
Alexandre Agaian
Principal Financial Officer